Form 10QSB
period 1995-07-01
DATAKEY INC
filed 1995-08-11
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1995

                         Commission File Number 0-11447


                                 DATAKEY, INC.
       (Exact name of small business issuer as specified in its charter)

         MINNESOTA                                                41-1291472
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 407 WEST TRAVELERS TRAIL, BURNSVILLE, MN 55337

                   Issuer's telephone number: (612) 890-6850



              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   x    No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of August 11, 1995, is 2,829,570.

         Transitional Small Business Disclosure Format (check one):
Yes      No  x

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                          July 1,      December 31
                                                           1995            1994
                                                       (UNAUDITED)
          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  1,306,721    $    255,039
  Investment in held-to-maturity securities              5,273,379       6,110,576
  Trade receivables, less allowance for
    doubtful accounts of $31,986 and $53,700               995,766       1,190,893
  Inventories                                            1,261,007       1,348,985
  Prepaid and other                                         68,556          26,242
  Deferred tax assets                                      166,000         166,000
  Refundable income taxes                                        0         101,680
          Total current assets                           9,071,429       9,199,415

INTANGIBLES
  Patent and license at cost, less amortization
    of $127,065 and $101,811                               163,196         153,491
  Non-compete agreement, less amortization
    of $82,500 and $41,250                                  82,500         123,750
                                                           245,696         277,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tools                                       1,081,089       1,027,206
  Equipment                                              2,312,827       2,211,216
  Furniture and fixtures                                   211,822         211,822
  Leasehold improvements                                   211,612         210,562
                                                         3,817,350       3,660,806
  Less accumulated depreciation                         (2,173,344)     (1,936,935)
                                                         1,644,006       1,723,871

                                                      $ 10,961,131    $ 11,200,527

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $    429,306    $    773,636
  Accrued expenses                                         244,761         177,966
  Non-compete obligation                                         0          82,500
  Income taxes payable                                      42,097               0
  Warranty costs                                            29,150          50,000
          Total current liabilities                        745,314       1,084,102

DEFFERRED TAX LIABILITY                                    101,000         101,000

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                         375,000         375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares;
    outstanding 2,829,570                                  141,479         141,479
  Additional paid-in capital                             3,865,631       3,865,631
  Retained earnings                                      5,732,707       5,633,315
                                                        10,114,817      10,015,425

                                                      $ 10,961,131    $ 11,200,527

See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          Three Months Ended             Six Months Ended
                                        July 1,        July 2,        July 1,       July 2,
                                         1995           1994           1995          1994

Net Sales                            $ 1,696,136    $ 1,085,510    $ 3,604,374    $ 2,458,984
Cost of goods sold                     1,124,898        803,833      2,397,216      1,773,175

          Gross Profit                   571,238        281,677      1,207,158        685,809
Other operating revenue                    5,927         14,814         10,277         33,705

          Total gross profit and
          other operating revenue        577,165        296,491      1,217,435        719,514

Operating expenses:
  Research, development
   and engineering                       169,865        188,536        340,062        421,746
  Selling                                301,084        241,239        583,398        463,719
  General and administrative             174,742        156,626        329,608        320,489

          Total operating expenses       645,691        586,401      1,253,068      1,205,954

          Operating income (loss)        (68,526)      (289,910)       (35,633)      (486,440)

Nonoperating income(expense):
  Interest income                         95,953         50,416        187,499        110,862
  Other income (expense)                    (264)             4            (74)          (821)
                                          95,689         50,420        187,425        110,041

          Income (loss) before
          income taxes                    27,163       (239,490)       151,792       (376,399)
Income tax expense (benefit)               9,400        (81,000)        52,400       (126,000)

          Net income (loss)          $    17,763    ($  158,490)   $    99,392    ($  250,399)


Net income (loss) per common and
  common equivalent share (Primary
  and fully diluted)                 $      0.01    ($     0.06)   $      0.03    ($     0.09)

Weighted average number of
  common and common
  equivalent shares
  outstanding                          2,982,314      2,829,070      2,980,630      2,829,070



See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months Ended             Six Months Ended
                                                          July 1,      July 2,         July 1,      July 2,
                                                          1995         1994            1995         1994

CASH FLOWS FROM
OPERATING ACTIVITIES

  Net Income (loss)                                  $    17,763    ($  158,490)   $    99,392    ($  250,399)
  Adjustments to reconcile net income
  (loss) to net cash provided by(used in)
  operating activities:
    Depreciation                                         118,058         88,980        236,409        176,626
    Amortization                                          35,789          9,734         66,504         18,927
    Change in assets and liabilites
    (Increase) decrease:
      Trade receivables                                  (48,570)       377,851        195,127        797,013
      Inventories                                        138,441         (4,746)        87,978       (256,603)
      Prepaid expenses and other                           1,732         (6,947)       (42,314)       (24,333)
      Refundable income taxes                             59,702         56,273        101,680         11,023
    Increase (decrease) in:
      Accounts payable                                   (34,241)      (149,234)      (329,570)      (375,397)
      Accrued expenses                                    13,966        (78,643)        52,035       (209,684)
      Accrued warranty costs                             (24,516)         3,594        (20,850)            66
      Income taxes payable                                42,097              0         42,097              0

         Net cash provided by (used in)
         operating activities                            320,221        138,372        488,488       (112,761)



CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of tooling and equipment                      (92,437)       (64,757)      (156,544)      (207,573)
  Purchase of held-to-maturity
    securities                                        (1,270,456)    (5,052,804)    (2,462,803)    (5,052,804)
  Proceeds from maturity of
    held-to-maturity securities                        2,280,000      2,517,486      3,300,000      4,410,702
  Patent and license costs                               (28,032)       (13,512)       (34,959)       (46,725)

         Net cash provided by (used in)
         investing activities                            889,075     (2,613,587)       645,694       (896,400)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on non-compete
    obligation                                           (41,250)             0        (82,500)             0
  Net proceeds from sale of
    common stock                                               0              0              0              0
           Net cash (used in) financing activities       (41,250)             0        (82,500)             0

         Increase (decrease) in cash
         and cash equivalents                          1,168,046     (2,475,215)     1,051,682     (1,009,161)

CASH AND CASH EQUIVALENTS

  Beginning                                              138,675      4,293,854        255,039      2,827,800
  Ending                                             $ 1,306,721    $ 1,818,639    $ 1,306,721    $ 1,818,639


See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of July 1, 1995 and December 31, 1994 and results of its operations and cash flows for the three-month and six-month periods ended July 1, 1995 and July 2, 1994. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1994.


INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $5,273,379 as of July 1, 1995. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-to-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $5,285,066. The unrealized gain, therefore, is $11,687.

All of the  Securities  have a maturity  date of less than  twelve  months.  The
Company  has  no   marketable   debt   securities   which  are   classified   as
Available-For-Sale Securities or Trading Securities.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                          DATAKEY, INC. AND SUBSIDIARY
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


         REVENUE - Net sales for the three-month and six-month periods ended July 1, 1995, increased by $610,626 and $1,145,390, or 56% and 47% respectively. The increase in sales in both periods was driven by a significant increase in commercial sales offset in part by a decline in government sales. Commercial sales increased by $417,974, or 42%, in the three-month period, and $1,389,930, or 79%, in the six-month period ended July 1, 1995, as compared to the same periods in 1994. Commercial sales were 80% and 87% of total sales for the three-month and six-month periods ended July 1, 1995, as compared to 87% and 71% in the comparable 1994 periods. The Company anticipates that government sales will remain stable for the balance of 1995 and that commercial sales in 1995 will continue to exceed the commercial sales in the comparable 1994 quarters. While the Company anticipates improved sales in 1995 compared to 1994, there is no assurance that revenues in the remaining quarters of 1995 will reflect significant improvement over the first two quarters of 1995. Because of the continuing uncertainty of its OEM business, quarterly revenues may fluctuate.

         GROSS PROFIT MARGINS - Gross profit as a percentage of net sales increased to 34% and 33% in the three-month period and six-month periods ended July 1, 1995, from 26% and 28% in the comparable 1994 periods. The increased gross profit margin, in dollars as well as percentage of net sales, is primarily due to absorption of fixed and semi-fixed manufacturing costs over a higher level of sales. Gross profits for the balance of 1995 are expected to exceed the levels attained in 1994 but will likely remain below 35% as a percentage of net sales.

         OPERATING EXPENSES - Operating expenses increased by $59,290 and $47,115, or 10% and 4%, in the three-month and six-month periods ended July 1, 1995, as compared to the same periods in 1994. The increased expenses in 1995 are primarily the result of costs related to personnel added during 1995 and increases in sales and marketing expenses necessary to support the higher level of sales. Operating expenses as a percentage of net sales are 38% and 35% in the 1995 three- and six-month periods respectively, compared to 54% and 49% in the comparable 1994 periods. The Company expects 1995 operating expenses to trend upward throughout the remainder of the year and exceed the quarterly expenses for the comparable 1994 periods. As a result of a higher level of anticipated sales, however operating expenses as a percentage of sales should be lower than the percentage in 1994.

         NONOPERATING INCOME - Nonoperating income during the three-month and six-month periods ended July 1, 1995 increased $45,269 and $77,384, or 90% and 70%, from the comparable periods in 1994. The higher level of non-operating income is primarily the result of an increase in the interest rate on earnings from the interest-bearing cash, cash equivalents and held-to-maturity securities and a slightly higher average balance of these securities.


         FINANCIAL CONDITION - During the six-month period ended July 1, 1995, the Company had a net increase in cash and cash equivalents of $1,051,682, compared to a net decrease of $1,009,161 in the comparable 1994 period. The increase in cash and equivalents during the six-month period ended July 1, 1995 was offset by a $837,197 decreased investment in marketable debt securities. Cash, cash equivalents and investment in held-tomaturity securities were $6,580,100 at July 1, 1995.

The Company anticipates that its current working capital position of $8,326,115 and internally generated cash flow will be sufficient to fund its planned operations for the foreseeable future.



                           PART II. OTHER INFORMATION
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                          DATAKEY, INC. AND SUBSIDIARY


The Company held its Annual Meeting on Wednesday, June 7, 1995.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

By a vote of 2,628,260 shares in favor, with 16,940 shares opposed and 7,325 shares abstaining, the shareholders set the number of directors to be elected at three (3).

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:

                            NUMBER OF                    NUMBER OF
      NOMINEE               VOTES FOR                  VOTES WITHHELD

John H. Underwood           2,632,101                      20,424
Terrence W. Glarner         2,635,601                      16,924
Thomas R. King              2,635,601                      16,924

At the Annual Meeting, the shareholders also ratified the appointment of McGladrey & Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1995, by a vote of 2,637,125 shares in favor, 4,850 shares opposing and 10,550 shares abstaining.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                          DATAKEY, INC. AND SUBSIDIARY


(A)      Exhibits

         Exhibit 10        Employment Agreement dated January 1, 1995
                              with Alan G. Shuler*
         Exhibit 11        Computation of Per Share Earnings
         Exhibit 27        Financial Data Schedule (only filed with
                              electronic copy)

(b) The Company was not required to and did not file a Form 8-K during the quarter ended July 1, 1995.



* Indicates management contract


                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated August 11, 1995                   DATAKEY, INC.


                                        BY:  /s/ John H. Underwood
                                             John H. Underwood
                                             Chairman & Chief Executive Officer
                                             (Principal Executive Officer)


                                        BY:  /s/ Alan G. Shuler
                                             Alan G. Shuler
                                             Vice President & Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                 DATAKEY, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED JULY 1, 1995


         EXHIBIT NO.                DESCRIPTION

             10             Employment agreement dated January 1, 1995,
                              with Alan G. Shuler
             11             Computation of Per Share Earnings
             27             Financial Data Schedule