Form 10QSB/A
period 1995-07-01
DATAKEY INC
filed 1995-08-16
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A-1

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

        The registrant hereby amends Item 1 of Part I of its Form 10-QSB for the quarter ended July 1, 1995 as set forth on the following pages.

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                          July 1,      December 31
                                                            1995            1994
                                                       (UNAUDITED)
          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  1,306,721    $    255,039
  Investment in held-to-maturity securities              5,273,379       6,110,576
  Trade receivables, less allowance for
    doubtful accounts of $31,986 and $53,700               995,766       1,190,893
  Inventories                                            1,261,007       1,348,985
  Prepaid and other                                         68,556          26,242
  Deferred tax assets                                      166,000         166,000
  Refundable income taxes                                        0         101,680
          Total current assets                           9,071,429       9,199,415

INTANGIBLES
  Patent and license at cost, less amortization
    of $127,065 and $101,811                               163,196         153,491
  Non-compete agreement, less amortization
    of $82,500 and $41,250                                  82,500         123,750
                                                           245,696         277,241

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tools                                       1,081,089       1,027,206
  Equipment                                              2,312,827       2,211,216
  Furniture and fixtures                                   211,822         211,822
  Leasehold improvements                                   211,612         210,562
                                                         3,817,350       3,660,806
  Less accumulated depreciation                         (2,173,344)     (1,936,935)
                                                         1,644,006       1,723,871

                                                      $ 10,961,131    $ 11,200,527

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $    429,306    $    758,876
  Accrued expenses                                         244,761         192,726
  Non-compete obligation                                         0          82,500
  Income taxes payable                                      42,097               0
  Warranty costs                                            29,150          50,000
          Total current liabilities                        745,314       1,084,102

DEFFERRED TAX LIABILITY                                    101,000         101,000

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                         375,000         375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares;
    outstanding 2,829,570                                  141,479         141,479
  Additional paid-in capital                             3,865,631       3,865,631
  Retained earnings                                      5,732,707       5,633,315
                                                        10,114,817      10,015,425

                                                      $ 10,961,131    $ 11,200,527

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


Dated August 15, 1995                   DATAKEY, INC.


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