Form 10QSB
period 1995-09-30
DATAKEY INC
filed 1995-11-15
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                         Commission File Number 0-11447


                                 DATAKEY, INC.
       (Exact name of small business issuer as specified in its charter)

           MINNESOTA                                               41-1291472
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of November 13, 1995, is 2,829,570.

         Transitional Small Business Disclosure Format (check one):
                                    Yes No x

                         PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                             September 30,              December 31,
                                                                                                  1995                      1994


                                                                                               (UNAUDITED)
    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                        $441,768                  $255,039
 Investment in held-to-maturity securities                                                       6,162,646                 6,110,576
 Trade receivables, less allowance for doubtful                                                  1,215,602                 1,190,893
   accounts of $31,986 and $53,700
 Inventories                                                                                     1,365,283                 1,348,985
 Prepaid and other                                                                                  46,407                    26,242
 Deferred tax assets                                                                               166,000                   166,000
 Refundable income taxes                                                                                 0                   101,680
                                                                                                         -                   -------
     Total current assets                                                                        9,397,706                 9,199,415
                                                                                                 ---------                 ---------

INTANGIBLES
Patent and license at cost, less amortization of                                                   152,268                   153,491
  $149,200 and $101,811
Non-compete agreement, less amortization of                                                         61,875                   123,750
 $103,125 and $41,250                                                                               ------                   -------

                                                                                                   214,143                   277,241
                                                                                                   -------                   -------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tools                                                                                 1,088,348                 1,027,206
Equipment                                                                                        2,339,146                 2,211,216
Furniture and fixtures                                                                             211,822                   211,822
Leasehold improvements                                                                             211,761                   210,562
                                                                                                   -------                   -------
                                                                                                 3,851,077                 3,660,806
Less accumulated depreciation                                                                  (2,297,267)               (1,936,935)
                                                                                               -----------               -----------
                                                                                                 1,553,810                 1,723,871
                                                                                                 ---------                 ---------
                                                                                               $11,165,659               $11,200,527
                                                                                               -----------               -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                                 $558,894                  $758,876
 Accrued expenses                                                                                  280,057                   192,726
 Non-compete obligation                                                                                  0                    82,500
 Income taxes payable                                                                               53,727                         0
 Warranty costs                                                                                     32,791                    50,000
                                                                                                    ------                    ------
     Total current liabilities                                                                     925,469                 1,084,102
                                                                                                   -------                 ---------

DEFERRED TAX LIABILITY                                                                             101,000                   101,000
                                                                                                   -------                   -------

SHAREHOLDERS' EQUITY
 Convertible preferred stock, voting, stated value
   $2.50 per share; authorized 400,000 shares; issued                                              375,000                   375,000
   and outstanding 150,000
 Common stock, par value $.05 per share;
   authorized 10,000,000 shares; issued and                                                        141,479                   141,479
   outstanding 2,829,570
 Additional paid-in capital                                                                      3,865,631                 3,865,631
 Retained earnings                                                                               5,757,080                 5,633,315
                                                                                                 ---------                 ---------
                                                                                                10,139,190                10,015,425

See Notes to Consolidated Financial Statements

                                                                                                ----------                ----------
                                                                                               $11,165,659               $11,200,527
                                                                                               -----------               -----------

                          DATAKEY, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                   Three Months Ended                   Nine Months Ended
                                               September 30,        October 1,        September 30,      October 1,

                                                    1995              1994                 1995            1994
                                                   -------           -------              -------         -------

Net Sales                                         $1,771,510        $1,292,908           $5,375,884      $3,751,893
Cost of goods sold                                 1,209,219           934,773            3,606,435       2,707,948
Gross Profit                                         562,291           358,135            1,769,449       1,043,945
Other operating revenue                                6,511            19,588               16,788          53,292
Total gross profit and                               568,802           377,723            1,786,237       1,097,237
other operating revenue

Operating expenses:
Research, development and engineering                180,220           177,666              520,282         599,411
Selling                                              283,279           232,104              866,677         695,824
General and administrative                           166,029           142,963              495,637         463,452
Total operating expenses                             629,528           552,733            1,882,596       1,758,687
Operating income (loss)                             (60,726)         (175,010)             (96,359)       (661,450)

Nonoperating income:
Interest income                                       96,786            91,101              284,285         201,962
Other income                                             313             1,132                  239             312
                                                      97,099            92,233              284,524         202,274
Income (loss) before  income taxes                    36,373          (82,777)              188,165       (459,176)
Income tax expense (benefit)                          12,000          (28,000)               64,400       (154,000)
Net income (loss)                                    $24,373         ($54,777)             $123,765      ($305,176)
Net income (loss) per common and common                $0.01           ($0.02)                $0.04         ($0.11)
equivalent share (Primary and fully
diluted)
Weighted average number of common and              2,986,690         2,829,237            2,981,516       2,829,126
common equivalent shares outstanding

See Notes to Consolidated Financial Statements.

                          DATAKEY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                   Three Months Ended                  Nine Months Ended
                                                                  September 30,       October 1,     September 30,        October 1,
                                                                        1994             1994              1995              1994



CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                                      $24,373        ($54,777)          $123,765        ($305,176)
 Adjustments to reconcile net income (loss) to net cash

  provided by (used in) operating activities:
  Depreciation                                                          123,923          104,947           360,332           281,573
  Amortization                                                           42,760           30,875           109,264            49,802
  Change in assets and liabilities (Increase) decrease:
    Trade receivables                                                 (219,836)        (356,068)          (24,709)           440,945
    Inventories                                                       (104,276)        (188,746)          (16,298)         (445,349)
    Prepaid expenses and other                                           22,149           35,915          (20,165)            11,582
    Refundable income taxes                                                   0         (28,210)           101,680          (17,187)
 Increase (decrease) in:
    Accounts payable                                                    129,588          218,824         (199,982)         (156,573)
    Accrued expenses                                                     35,296           63,915            87,331         (145,769)
    Accrued warranty costs                                                3,641            4,405          (17,209)             4,471
    Income taxes payable                                                 11,630                0            53,727                 0
                                                                         ------                -            ------                 -

      Net cash provided by (used in) operating activities                69,248        (168,920)           557,736         (281,681)
                                                                         ------        ---------                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of tooling and equipment                                     (33,727)        (296,474)         (190,271)         (504,047)
 Purchase of held-to-maturity securities                            (3,299,267)      (2,303,245)       (5,762,070)       (7,356,049)
 Process from maturity of held-to-maturity securities                 2,410,000        1,373,533         5,710,000         5,784,235
 Patent and license costs                                              (11,207)          (5,777)          (46,166)          (52,502)
                                                                       --------          -------          --------          --------
     Net cash (used in) investing activities                          (934,201)      (1,231,963)         (288,507)       (2,128,363)
                                                                      ---------      -----------         ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on non-compete obligation                                           0         (41,250)          (82,500)          (41,250)
 Net proceeds from sale of common stock                                       0                0                 0                 0
                                                                              -                -                 -                 -
     Net cash (used in) financing activities                                  0         (41,250)          (82,500)          (41,250)
                                                                              -         --------          --------          --------
     Increase (decrease) in cash and cash equivalents                 (864,953)      (1,442,133)           186,729       (2,451,294)
CASH AND CASH EQUIVALENTS
  Beginning                                                           1,306,721        1,818,639           255,039         2,827,800
                                                                      ---------        ---------           -------         ---------
  Ending                                                               $441,768         $376,506          $441,768          $376,506
                                                                       --------         --------          --------          --------

See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of September 30, 1995 and December 31, 1994 and results of its operations and cash flows for the three-month and nine-month periods ended September 30, 1995 and October 1, 1994. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1994.


INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $6,162,646 as of September 30, 1995. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-to-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $6,164,325. The unrealized gain, therefore, is $1,679.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                          DATAKEY, INC. AND SUBSIDIARY
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


         REVENUE - Net sales for the three-month and nine-month periods ended September 30, 1995, increased by $478,602 and $1,623,991, or 37% and 43%, respectively. The increase in sales in both periods was driven by a significant increase in commercial sales. Commercial sales increased by $426,473, or 38%, in the three-month period, and $1,804,095, or 62%, in the nine-month period ended September 30, 1995, as compared to the same periods in 1994. Commercial sales were 88% and 87% of total sales for the three-month and nine-month periods ended September 30, 1995, as compared to 87% and 71% in 1994. The Company anticipates that government sales will remain stable for the balance of 1995 and that commercial sales in 1995 will exceed the commercial sales in the comparable 1994 quarters. While the Company anticipates improved sales in 1995 compared to 1994, there is no assurance that revenues in the fourth quarter of 1995 will reflect significant improvement over the first three quarters of 1995.

         GROSS PROFIT MARGINS - Gross profit as a percentage of net sales increased to 32% and 33% in the three-month period and nine-month periods ended September 30, 1995, respectively from 28% in the comparable 1994 periods. The increased gross profit margin, in dollars as well as percentage of net sales, is primarily due to absorption of fixed and semi-fixed manufacturing costs over a higher level of sales.

         OPERATING EXPENSES - Operating expenses increased by $76,795 and $123,909, or 14% and 7%, in the three-month and nine-month periods ended September 30, 1995, respectively as compared to the same periods in 1994. The increased expenses in 1995 are primarily the result of costs related to personnel added during 1995 and increases in sales and marketing expenses necessary to develop the higher level of sales. Operating expenses as a percentage of net sales are 36% and 35% in the 1995 three- and nine-month periods, respectively, compared to 43% and 47% in the comparable 1994 periods. The Company expects 1995 operating expenses to continue trending upward through the remainder of 1995.

         NONOPERATING INCOME - Nonoperating income during the three-month and nine-month periods ended September 30, 1995, increased $4,866 and $82,250, respectively or 5% and 41%, from the comparable periods in 1994. The higher level of non-operating income is primarily the result of an increase in the interest rate on earnings from the Company's interest-bearing cash, cash equivalents and held- to-maturity securities.


         FINANCIAL CONDITION - During the nine-month period ended September 30, 1995, the Company had a net increase in cash and cash equivalents of $186,729, compared to a net decrease of $2,451,294 in the comparable 1994 period. The 1994 decrease in cash and cash equivalents was principally due to an increased investment in held- to-maturity debt securities. The increase in cash and equivalents during the nine-month period ended September 30, 1995 was reduced by a $52,070 increased investment in marketable debt securities. Cash, cash equivalents and investment in held-to-maturity securities were $6,604,414 at September 30, 1995.

The Company anticipates that its current working capital position of $8,472,237 and internally generated cash flow will be sufficient to fund its planned operations for the foreseeable future.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                          DATAKEY, INC. AND SUBSIDIARY


(a)      Exhibits

         Exhibit 11                 Computation of Per Share Earnings
         Exhibit 27 Financial Data Schedule (only filed with electronic copy)

(b) The Company was not required to and did not file a Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 13, 1995               DATAKEY, INC.


                                      BY: /s/ John H. Underwood
                                          John H. Underwood
                                          Chairman & Chief Executive
                                          Officer
                                         (Principal Executive Officer)


                                      BY: /s/ Alan G. Shuler
                                          Alan G. Shuler
                                          Vice President & Chief
                                          Financial Officer
                                          (Principal Financial
                                          Accounting Officer)

                                 DATAKEY, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                      FOR QUARTER ENDED SEPTEMBER 30, 1995


         EXHIBIT NO.                        DESCRIPTION

            11                        Computation of Per Share Earnings
            27                        Financial Data Schedule