Form 10KSB
period 1995-12-31
DATAKEY INC
filed 1996-03-29
CIK 704914

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
                                    ANNUAL REPORT

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                            Commission file No. 0-11447

                                   DATAKEY, INC.
                   (Name of small business issuer in its charter)

    MINNESOTA                                         41-1291472
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

                407 WEST TRAVELERS TRAIL, BURNSVILLE, MINNESOTA 55337
                       (Address of principal executive offices)

Issuer's telephone number, including area code: (612) 890-6850 Securities registered pursuant to Section 12(b) of the Act:NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.05 PER
                                       SHARE (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the last 90
days.       YES   X     NO
                -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $7,219,308.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $8,125,468 based upon the closing sale price of the Issuer's Common Stock on March 22, 1996.

As of March 22, 1996, there were 2,835,736 shares of the Issuer's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 1996 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)  YES       NO   X
                                                               -----    -----

                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Datakey, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 1976 under the name "The Systems Group, Inc." In 1980, the Company changed its name to Datakey, Inc. The Company designs, manufactures and markets portable memory-based systems, subsystems and custom-designed components for security-driven markets. The Company's proprietary memory keys, cards and custom-shaped tokens serve as a convenient way to carry electronic information and are packaged to survive in portable environments. Datakey products enhance security and simplify equipment use for a wide range of applications by automating critical identification, data collection and control functions.

    The Company's first portable information system, consisting of an electronic key and support electronics, was introduced in 1981 for applications requiring convenient storage, transportation and management of information. The Company's current system utilizes semiconductor technology to provide a storage device more versatile than conventional portable information products such as keys, badges and magnetic stripe cards. The Company's current product line of portable data carriers and associated interface products provide up to 1,024,000 bits of data storage which are used in a wide range of applications including communications security, computer security, facility security, vending and process control.

    Each of the Company's personal portable information systems consists of one or more portable data carriers, access devices and, for certain models, interface modules containing microprocessors. These components, together with the user's processor-based equipment, function as an integrated system allowing instantaneous processing of personalized data carried within a portable data carrier. Through the incorporation of advanced semiconductor memory technology, the Company's portable data carrier is able to store and carry substantial amounts of information. When the portable data carrier is used in conjunction with the other components of the Company's system, information can be selectively altered, added to or erased, as required, to effectively and reliably manage or control a particular activity or transaction.

GOVERNMENT CONTRACTS

    Since October 1986, the Company has received a total of six contracts from the U.S. Government to supply components for the secure telephone program.
These contracts have lasted for periods ranging from 12 to 24 months. The most recent contract, received in November 1993, was for the 12-month period ended September 30, 1994 and annual options for the years ended September 30, 1995 and September 30, 1996. The 1995 option was not exercised, and the Company does not currently expect the 1996 option to be exercised. Although Datakey has exclusive rights, along with its sole licensee, to provide secure telephone keys and receptacles, purchases by the government ceased after 1994.

    Shipments under the government secure telephone contracts, other orders related to the secure telephone program, and orders obtained from other government agencies and government contractors accounted for revenues (and percent of total revenues) of approximately $993,000 (14%) in 1995, $1,146,000 (20%) in 1994, and $3,108,000 (51%) in 1993. The continuing decline reflects the Company's transition toward an increased commercial business and a decreased government business. See "Research and Development" and "Marketing".

CURRENT PRODUCTS

    PORTABLE DATA CARRIER DEVICES.   Portable data carriers are electronic
memory devices which store information. They have a plastic exterior, are in the forms of keys, cards, or custom shaped tokens and most encapsulate semiconductor memory. Certain devices have been designed to store information which may be retrieved, altered, erased or updated; while other devices have been designed to store one-time programmable information which may be retrieved but not altered or updated. The storage capacities of the Company's portable memory devices range from 1,000 bits (150 alphanumeric characters) to 1,024,000 bits. The portable data carriers are priced generally between $2 and $100 per unit, depending on capacities and quantities purchased.

    ACCESS DEVICE. The access device is the element into which a portable data carrier is inserted to provide the interconnection between the portable data carrier and the electronic interface circuitry or the host processor-based equipment. It is through this physical interconnection that the data contained in the portable data carrier's memory is transmitted to the electronic interface or to the host interface. Several models of the access device have been developed to handle the Company's different portable data carriers. The access devices are priced generally between $15 and $120 per unit, depending on models and quantities purchased.

    INTERFACE. The interface is the electronics control module between the access device and a customer's processor-based equipment. This module is used with the Company's serial communication key and contains all the necessary electronics to control information within the key and to coordinate the information requests of the host equipment. This communication process is managed by the system's firmware, which is a software program existing within the interface. For some applications, this firmware structures, secures and verifies the information within the portable device, and may allow separate groups or files of data to reside in a single portable device and be secure from access except by equipment authorized to manage a particular group or file of data. The interface is priced between $70 and $120 per unit, depending on models and quantities purchased.

    SUPPORT SYSTEMS. The Company also sells several support systems. Certain systems assist customers in the evaluation, integration and support of the Company's portable information systems. Other systems are used to write data on the portable data carriers. The support systems are priced between $170 and $350 per unit, depending on type of system and quantities purchased.

    CUSTOM DESIGN SERVICES. The Company also offers custom design services on a contract basis to commercial and government customers in support of the manufacturing of unique portable data carriers, in forms not currently offered by the Company.

RESEARCH AND DEVELOPMENT

    During 1995, the Company continued the development of portable data carriers to expand its line of standard products as well as newly designed custom products. The Company also continued the development of its token-based information security products.

    As the need for computer security products continues to grow, the Company is planning a major thrust into token-based computer information security systems. The Company's SignaSURE line of information security products is designed to provide electronic authentication and digital signature required for electronically generated documents on computer networks. Follow on products, which are currently in development, will provide a more complete security solution for Datakey's customers.
    The technology involved in portable information systems in undergoing rapid expansion and advancement which could result in the development of new products and systems which may make the Company's present portable information products obsolete. As a result, the Company must continue to improve its present portable information products in order to remain competitive.

    In 1995, 1994, and 1993, research and development expenses were $704,000, $771,000 and $928,000 respectively. The Company expects that research and development expenses in 1996 will be significantly higher than in 1995.

MANUFACTURING

    The Company's in-house manufacturing capabilities include microelectronic assembly, plastic injection molding, automated surface mount assembly, and general electronic assembly. The Company also utilizes independent subcontractors from time to time to perform certain manufacturing functions. The Company provides a 90-day warranty on domestic sales, a 180-day warranty on sales to its international distributors to cover the longer shelf life of the Company's products, and a 180-day warranty on sales to the government.

    In an effort to more efficiently produce products, to reduce product costs, and to increase its manufacturing flexibility, the Company intends to continue to improve certain manufacturing processes and add capital equipment to its manufacturing operations. While the Company believes that these steps will provide a greater level of control over, and flexibility in, its manufacturing processes, there are no assurances that the Company's ability to produce products and to meet required delivery schedules will be sufficiently improved to meet the demands created by increased sales and more complex manufacturing processes.

SOURCES OF SUPPLY

    The Company has several qualified sources from which to purchase printed circuit boards and electronic components for most of its standard portable data carriers. The components for the Company's products are, in general, available from multiple suppliers. Some of the plastic components are molded on the Company's in-house molding equipment or suppliers' molding equipment using Company-owned tooling.

    The Company purchases integrated circuits through nationwide multivendor distributors. If, for any reason, the Company would have to cancel or reduce a particular integrated circuit order, it might thereafter have to pay a higher price for the integrated circuits. Since general economic conditions have an effect on the supply and cost of integrated circuits, there is no guarantee that the Company will be able to obtain adequate quantities of integrated circuits to meet all of its production needs during periods of short supply.

SIGNIFICANT CUSTOMER

    While the Company sells its products to a number of commercial original equipment manufacturers (OEMs) and government customers, a major portion of its 1993 and 1994 revenues were derived from sales to the U.S. Government and related parties involved in the secure telephone program (see Government Contracts). Sales to the U.S. Government and government agencies represented only about 14% of revenue in 1995, and very little revenue is expected from the secure telephone program in 1996.

MARKETING

    GENERAL. While there appears to be a broad range of applications and potential customers for portable data carriers, no single application group has evidenced strong, long-term growth potential. The diversity of potential applications has made it difficult for the Company to focus its limited marketing resources. In 1993, commercial sales increased 16% to $2,966,000 from those of 1992, and in 1994 increased 57% from 1993 to $4,669,000. In 1995, commercial sales increased 33% to $6,205,000.  The

Company believes that commercial sales may increase again in 1996. There is no assurance, however, that the Company will be able to maintain this sales momentum in future years.

    COMMERCIAL MARKET. To date, most applications in the commercial market have used the Data Key for electronic security and equipment control applications. The Company is seeking to develop other long-term business in this market. The Company markets its products to both domestic and international customers using the following channels.

         DOMESTIC. The Company markets its portable information products domestically through a combination of direct and indirect sales personnel. In addition, it utilizes advertising, trade shows and direct mail to reach its buying audience. In 1995, 1994, and 1993, sales to domestic customers, and the corresponding percentage of total revenue, were approximately $4,319,000 (60%), $2,953,000 (50%) and $1,841,000 (30%), respectively.

         INTERNATIONAL. The Company presently markets its portable information products internationally through an independent sales agent in the United Kingdom and agents and/or distributors in Columbia, Japan, Australia, Belgium, the Netherlands and Germany. The Company has customers in other countries who are handled on a direct basis from the Company's headquarters in the United States. The Company intends to expand into other international market areas in the future. In 1995, 1994 and 1993, sales to international customers, and the corresponding percentage of total revenue, were approximately $1,907,000 (26%), $1,716,000 (29%) and $1,125,000 (18%), respectively.

    GOVERNMENT MARKET. The Company markets its products to government agencies primarily through its personnel and through a consultant and a sales representative in Washington, D.C., who are retained to identify new government programs which may be appropriate for the Company's products. The Company's primary activity in this segment has been in the marketing of its portable data and access devices to government agencies for use in various secure information systems and in the development of custom designed portable data devices for other government programs.

BACKLOG

    As of March 3, 1996, the Company had an order backlog totaling approximately $2,854,000, compared to $3,332,000 a year ago. Although the orders contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer's request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

COMPETITION

    The Company's primary competition is presently, and is expected to remain, conventional portable information systems, such as keys and cards, and more advanced portable information systems including those in the familiar credit card format, such as "smart cards", Personal Computer Memory Card Industry Association (PCMCIA) cards, magnetic stripe cards, bar-code cards and laser technology cards. The Company's products, when used as a portable data base, may also compete with centralized data base systems. Many of the manufacturers of these portable information devices and systems are large, well-established companies.

    A number of European and Japanese firms continue to develop and refine the smart card technologies. Some of these companies have established branch offices in the United States to explore the United States market. To date, the smart card has been used primarily in Europe, where it has been implemented in prepaid telephone systems. In the United States, smart cards are currently being used mainly in field trial environments. Although the Company does not have complete information about the status of these trials, the Company believes that, in time, the smart card will be successfully developed and could become a competitor, especially in those markets which have a history of using a card or a preference for card-type devices.

    Memory cards, such as PCMCIA standard cards, are functionally equivalent to the Company's portable data carriers in that they utilize semiconductor memory in card-shaped devices made of plastic. Memory cards generally have larger memory capacities than the devices currently offered by the Company and incorporate volatile, battery-backed memory elements. More recently, nonvolatile (principally "Flash Memory") memory elements which do not require battery backup have become more prominent. They are used in such applications as laser printer fonts, instrumentation, electronic lettering machines and fax/modems, and are also used as replacements or "add ons" to diskettes and hard drives for data storage in certain desktop, notebook and smaller portable computers.

    Magnetic stripe cards are relatively inexpensive and are used extensively in the access control industry and in the banking and credit card industries. These markets are not priority markets for the Company's portable information devices. Magnetic stripe cards are not conveniently updatable, have limited storage capacity and generally have a useful life of one or two years. As a result, the Company believes its products are technologically superior and may be more cost-effective for applications requiring more complex technologies.

    Another technology utilizes a strip of reflective material which is laminated into a card. Information is inscribed on this material through use of a laser beam. Since these cards can contain several million bits of information, the Company believes that this technology will be a competitor in portable information markets where very large information storage capacities are required and instantaneous management of information is not essential.

    The Company's ability to compete in the portable information market will depend primarily on its ability to demonstrate superior product performance at cost-effective prices and on the enhanced features of its system which make it more effective than competing systems.

    Datakey currently offers token-based (smart card, smart key and PCMCIA card) information security products which are primarily utilized in encryption for electronic mail privacy and digital signatures for electronic document authentication. The Company is presently undertaking a significant product development effort to expand the applications and ease-of-use of its products and systems.

    Competition in the information security business is varied with companies offering hardware solutions, software solutions and combinations of hardware and software solutions. Many of the competitors in this business are established companies with more resources than Datakey. Although the Company feels it has unique ideas and products for this marketplace, there is no assurance that Datakey will be successful.

PATENTS AND TRADEMARKS

    The Company has been granted several patents by the United States Patent and Trademark Office relative to the Data Key, its key interface and its overall portable information device technology. The Company has sought and will, when appropriate, continue to seek patent protection in several foreign countries. The federal registration of the Datakey trademark was approved in 1985. The Company also has patents in application or in the filing process. In an industry characterized by rapid technological change, the Company believes that the knowledge, experience and creativity of its employees will prove to be more important than patent protection.

EMPLOYEES

    The Company presently employs 44 full-time employees, 17 of whom are involved in manufacturing, 4 in materials handling, 3 in quality assurance, 9 in engineering, 5 in marketing/sales and 6 in general and administrative areas. In addition, the Company uses contract labor during peak production times. The Company's employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.


                                CAUTIONARY STATEMENTS

    As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

    The Company is currently developing new data security products, some of which it expects to introduce by the end of 1996. There can be no assurance that the Company will be successful in capturing a significant portion of this emerging market. In addition, no operating history exists from which investors might judge the Company's ability to market at a profit such new products. The ability of the Company to achieve acceptable growth will be highly dependent on market acceptance of these products and the success of its distribution arrangements.

NEW PRODUCT DEVELOPMENT

    Substantial additional development work is required for the introduction of the Company's planned new information security products. The Company expects extensive software development and staffing expenses to contribute to an overall research and development expense figure for 1996 substantially in excess of that for previous years. No assurance can be given that the Company's timetable for these development plans will be achieved or that development efforts will be successful.

DEPENDENCE ON KEY PERSONNEL

    The Company is highly dependent on a limited number of key management and technical personnel, including John H. Underwood, who has served as the Company's Chief Executive Officer since June 1983, and Alan G. Shuler who has been the Vice President and Chief Financial Officer since June 1992. Early in 1995, the Company hired Carl P. Boecher as Vice President of Marketing and Sales. More recently, Jim Foley joined the Company as Vice President of Engineering, and Paul Onnen accepted the position of Director of Data Security Architecture. The loss of key personnel, especially while working to add a new product line, could have an adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced a steady decline in government contract business and the related secure telephone program. Commercial sales, however, have grown. During the past two years, Datakey has marketed secure microprocessor-based tokens in the smart card format, its patented key shaped format, and recently, the PCMCIA format, along with a file based software package for encrypting and digitally signing electronic documents in the emerging information data security market. The information data security market is a rapidly developing and changing market, but to date the Company has not achieved the sales levels on its current product offerings. In addition, the Company plans to spend substantially more for research and development of such new products. Therefore, the Company believes that its results of operations may fluctuate as a result of the new product mix and the timing of releases of new products and product upgrades. As a result of its product development expenditures, the Company will have significant losses in 1996, and it may have losses in 1997.

COMPETITION

    Both the Company's core business, consisting of portable memory-based systems, subsystems and custom-designed components for security-driven markets, and the information data security market are highly competitive. The information data security market is rapidly developing. There can be no assurance that the Company will be able to effectively compete within such markets, and that others will not enter these markets. Competition in the sale of information data security products occurs principally on the basis of price and functionality. Many of the manufacturers of portable information devices and systems are large, well-established companies.


ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consists of 18,488 square feet. Approximately one-half of the space is used for manufacturing and warehousing, and the balance for present and future office space. All of this space is rented under a lease which extends through June 1997. The annual rent expense for the space currently occupied is $97,000 for 1996, plus a portion of the operating expenses and real estate taxes.


ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1995.


                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the NASDAQ National Market System under the symbol DKEY. The high and low sale prices for the common stock by quarter as reported by NASDAQ are set forth in the following table for 1995 and 1994.

    On March 15, 1996, the Company had approximately 1,350 shareholders, including approximately 1,000 beneficial owners. The Company has never paid dividends and does not plan to in the foreseeable future.

                                   SALE PRICES
                                  -------------
                                  High      Low
                                  ----      ---
1995
  1st Quarter . . . . . . . . . . $4        $2 7/8
  2nd Quarter . . . . . . . . . . $4 1/8    $3 1/2
  3rd Quarter . . . . . . . . . . $4 1/4    $2 1/2
  4th Quarter . . . . . . . . . . $8 3/4    $3 3/8

1994
  1st Quarter . . . . . . . . . . $4 1/8    $3 3/8
  2nd Quarter . . . . . . . . . . $3 5/8    $2 1/2
  3rd Quarter . . . . . . . . . . $3 1/2    $2 1/4
  4th Quarter . . . . . . . . . . $4        $2 3/4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    The table below summarizes changes in selected operating indicators, showing certain income and expense items as a percentage of total revenue for each of the past three years.

    Inflation has not been a significant factor in Datakey's operations to date.

                                     Percentage of Total Revenue
Year Ended December 31,                1995      1994      1993
                                       ------------------------
REVENUE
Net Sales . . . . . . . . . . . . . .  100%       99%       99%
Other operating revenue . . . . . . .  ---         1         1
                                       -----------------------
Total revenue . . . . . . . . . . . .  100       100       100

COST AND EXPENSES
Cost of goods sold. . . . . . . . . .   67%       70%       61%
Research and development. . . . . . .   10        13        15
Marketing and sales . . . . . . . . .   15        17        17
General and administrative. . . . . .    9        10        17
                                       -----------------------
Total cost and expense. . . . . . . .  101       110       110
Nonoperating income . . . . . . . . .    5         5         4
Income (loss) before income taxes . .    4        (5)       (6)
Income taxes (benefit). . . . . . . .    2        (2)       (3)
                                       -----------------------
Net Income (loss) . . . . . . . . . .    2        (3)       (3)
                                       -----------------------

COMPARISON OF 1995 WITH 1994

    TOTAL REVENUE: Total revenue was $7,219,000 in 1995, an increase of 23 percent from $5,874,000 in 1994. The increase is principally due to a substantial increase in commercial revenue offset, in part, by a decline in government revenue. Commercial sales increased 33% to $6,205,000 in 1995 from $4,669,000 in 1994. Commercial sales as a percentage of total revenue were 86 percent in 1995 versus 79 percent in 1994. The increase in commercial sales is attributed to increased business with existing customers as well as sales, generally small initially, to several new customers. The decline in government revenue resulted from a discontinuation of purchases by the U.S. Government of keys for the secure telephone program. The Company expects commercial sales and total sales to increase in 1996, but at a lower percentage of increase than in 1995.

    GROSS MARGINS: The gross profit margin on net sales increased to 33 percent in 1995 from 29 percent in 1994. This increase in gross profit percentage was achieved primarily by improvements in manufacturing productivity and the increase in revenue over which the fixed factory overhead is absorbed. Although the Company is operating in a highly competitive commercial market with profit margins generally lower than were achieved in the past, improvements in manufacturing processes and product purchase prices along with increased revenue result in improved margins. The Company expects gross margins to continue to improve gradually as sales volumes increase and manufacturing efficiencies improve.

    RESEARCH AND DEVELOPMENT: Research and development expenses decreased 9 percent to $704,000 from $771,000 in 1994 and also decreased as a percentage of revenue to 10 percent in 1995 from 13 percent in 1994. The decrease in 1995 was primarily related to a reduction in travel and project supplies expense.

    Research and development expenses are expected to be significantly higher in 1996 as a result of the Company's decision to substantially accelerate the product development process for data security products. Although the amount of research and development spending in 1996 cannot be specified, the total is likely to be three to four times the 1995 level.

    MARKETING AND SALES, GENERAL AND ADMINISTRATIVE: Marketing and sales expenses increased 16 percent to $1,124,000 in 1995 from $971,000 in 1994. The 1995 increase is principally due to commissions payable on the higher level of revenue and an increase in travel and promotional expenses. Marketing and sales expense declined as a percentage of revenue to 15 percent in 1995 from 17 percent in 1994.

    General and administrative expenses increased 14 percent to $670,000 in 1995 from $590,000 in 1994. This increase is related to increased data processing support costs for a more complex computer system as well as general increases in a variety of administrative costs necessary to support the growth in the Company. General and administrative expenses as a percentage of revenue declined to 9 percent in 1995 from 10 percent in 1994.

    Sales and marketing expense is expected to increase by 10 to 20 percent in 1996, to promote and sell the advanced data security products under development. Although little revenue is expected from the sale of these products during 1996, a major product introduction is planned.

    General and administrative expenses in 1996 are expected to increase at approximately the rate of increase in revenue.

    INTEREST INCOME: Interest income increased 34 percent to $381,000 in 1995 from $285,000 in 1994. The increase was due to an increased market interest rate for the Company's interest bearing investments as well as an increase in the average balance of these investments. Interest income in 1996 is expected to be lower as the Company intends to use cash to fund increased product development and promotional activities as well as an increased level of capital spending to support the accelerated development of advanced data security products.

COMPARISON OF 1994 WITH 1993

    TOTAL REVENUE: Total revenue was $5,874,000 in 1994, a decrease of 5 percent from $6,151,000 in 1993. The decrease in revenue was due to a sharp decline in shipments to government agencies and contractors.

    Sales to government agencies and contractors declined 63 percent to $1,146,000 in 1994 from $3,108,000 in 1993. Commercial sales increased 57 percent to $4,669,000 in 1994, from $2,966,000 in 1993. Commercial sales as a percentage of revenues were 79 percent in 1994 versus 48 percent in 1993.

    GROSS MARGINS: The gross profit margin on net sales decreased to 29 percent in 1994 from 38 percent in 1993. This decrease in gross profit percentage was primarily due to a shift from sales of mature government products, which generally carry higher gross margins, to commercial products carrying lower gross margins. Additionally, competitive price pressure in government as well as commercial products have resulted in lower unit price without corresponding reductions in unit product cost.

    RESEARCH AND DEVELOPMENT: Research and development expenses decreased 17 percent to $771,000 in 1994 from $928,000 in 1993, and also decreased as a percentage of revenue to 13 percent in 1994 from 15 percent in 1993. The decrease in dollars and percentage of revenue was due to lower personnel costs in 1994.

    MARKETING AND SALES, GENERAL AND ADMINISTRATIVE: Marketing and sales expenses declined 7 percent to $971,000 in 1994 from $1,045,000 in 1993 but remained at 17 percent of revenue. The overall decline in marketing and sales expense resulted primarily from reducing advertising and promotion expenditures.

    General and administration expenses decreased 43 percent to $590,000 in 1994 from $1,028,000 in 1993. The large decrease in 1994 was primarily due to unusually large expenditures in 1993 to improve the management information system and to document manufacturing processes as well as $217,000 in expenses related to acquisition search work and merger discussions with Sheldahl, Inc. which were abandoned in December 1993. The remainder of the expense reduction was achieved in lower personnel costs and other operating expenses in light of lower revenue and lower gross product margins.

    INTEREST INCOME: Interest income increased 16 percent to $285,000 in 1994 from $246,000 in 1993 as a result of a higher effective yield rate earned on the Company's cash, cash equivalents and investment in held-to-maturity/marketable debt securities. This increased earnings rate was offset partially by reduced interest-bearing investments due to purchases of equipment and tooling and an increase in inventory.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities provided $938,000 of cash in 1995 and used $316,000 of cash in 1994. The cash provided in 1995 was primarily the result of net income of $176,000 together with non-cash depreciation and amortization charges totaling $595,000 during the year. Trade receivables as of December 31, 1995 were $1,055,075 compared to $1,191,000 as of December 31, 1994. The decline in receivables as of year end 1995 was due to a lower level of shipments in December 1995 than was reported in 1994. Inventory decreased $126,000 to $1,223,000 as of December 31, 1995 compared to $1,349,000 as of
December 31, 1994. The inventory declined in 1995 in spite of an increase in revenue resulting from improved inventory management procedures. The Company expects inventory to remain at approximately the current level in 1996. The Company invested $318,000 in the purchase of equipment and maintenance of patents in 1995 compared to $668,000 in 1994. Cash, cash equivalents and investments in held-to-maturity/marketable debt securities as of December 31, 1995 were $6,967,000 compared to $6,366,000 as of December 31, 1994.

    Datakey's balance sheet continues to reflect a strong financial position, with $8,645,000 in working capital and a current assets to current liabilities ratio of 11.7 to 1 as of December 31, 1995. The Company expects its 1996 investments in capital equipment and tooling to be approximately double its capital investments in 1995. The Company's working capital and investments are sufficient to fund its planned operations and continued research and development activities in 1996.

OUTLOOK FOR 1996

    The Company expects to report a loss in 1996 due to a substantial increase in expenditures on product development and promotion. Although increased revenue and profitability is expected in the core business, this increased spending to develop and promote the data security business will likely lead to a loss for the year.

ITEM 7.  FINANCIAL STATEMENTS

    The information required by Item 7 is enclosed as Exhibit 13.1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by Item 9 regarding the Company's directors and executive officers is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Shareholders under the captions "Determination of Number and Election of Directors" and "Executive Officers of the Company." The Company's proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

    The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Compliance With Section 16(a) of the Exchange Act."

ITEM 10. EXECUTIVE COMPENSATION

    The information required by Item 10 is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 11 is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Shareholders under the caption "Security Ownership of Management and Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The following exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1996            DATAKEY, INC.


                                  BY:  /s/ John H. Underwood
                                       ---------------------
                                       John H. Underwood
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:


                                  POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints John H. Underwood and Alan G. Shuler as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURES                   TITLES                             DATE

/s/ John H. Underwood        Chief Executive Officer and        March 27, 1996
---------------------        Director (Principal Executive
John H. Underwood            Officer)

/s/ Alan G. Shuler           Vice President and Chief           March 27, 1996
------------------           Financial Officer (Principal
Alan G. Shuler               Financial Officer)

/s/ Thomas R. King           Director and Secretary             March 27, 1996
------------------
Thomas R. King

/s/ Terrence W. Glarner      Director                           March 27, 1996
-----------------------
Terrence W. Glarner

/s/ Gary R. Holland          Chairman of the Board of           March 27, 1996
-------------------          Directors
Gary R. Holland

/s/ Eugene W. Courtney       Director                           March 27, 1996
----------------------
Eugene W. Courtney

                                    EXHIBIT INDEX

 Exhibit
 No.          Description                                  Incorporation by Reference to
----          -----------                                  -----------------------------
 3.1          Restated Articles of Incorporation, as       Exhibit 3.1 to Form 10-K for
              amended fiscal year ended                    December 31, 1987

 3.2          Bylaws, as Amended                           Exhibit 3.2 to form 10-K for
                                                           fiscal year ended December 31,
                                                           1988

10.1          Agreement between National Security          Exhibit 10.5 to Form 10-K for
              Agency and Datakey, Inc. dated               fiscal year ended December 31
              September 30, 1986, as amended on            1986
              October 16, 1986*

10.2          Amendments dated May 8, 1987, May            Exhibit 10.6 to Form 10-K for
              29, 1987, June 30, 1987, and February        fiscal year ended December 31,
              17, 1988, to Agreement between National      1987
              Security Agency and Datakey, Inc. dated
              September 30, 1986

10.3          1987 Datakey, Inc. Stock Option Plan**       Exhibit 10.7 to Form 10-K for
                                                           fiscal year ended December 31,
                                                           1987

10.4          Amendment dated March 15, 1991 to            Exhibit 10.5 to Form 10-K for
              1987 Datakey, Inc. Stock Option Plan**       fiscal year ended December 31,
                                                           1991

10.5          License Agreement between CTS                Exhibit 10.8 to Form 10-K for
              Corporation and Datakey, Inc. dated          fiscal year ended December 31,
              March 9, 1988                                1987

10.6          Employment Agreement between John H.         Exhibit 10.6 to Form 10-KSB for
              Underwood and Datakey, Inc. dated            fiscal year ended December 31,
              January 4, 1994**                            1993

10.7          Agreement between Maryland                   Exhibit 10.9 to Form 10-K for
              Procurement Office and Datakey, Inc.         fiscal year ended December 31,
              dated September 24, 1988 as amended on       1988
              September 26, 1988, November 7, 1988,
              November 9, 1988, and December 19,
              1988



Exhibit
 No.          Description                                  Incorporation by Reference to
-------       -----------                                  -----------------------------

10.8          Agreement between Maryland                   Exhibit 10.10 to Form 10-K for
              Procurement Office and Datakey, Inc.         fiscal year ended December 31,
              dated October 2, 1989 as amended on          1989
              November 8, 1989

10.9          Agreement between Maryland                   Exhibit 10.10 to Form 10-K for
              Procurement Office and Datakey, Inc.         fiscal year ended December 31,
              dated September 28, 1990 as amended on       1991
              October 29, 1990, February 22, 1991,
              and May 15, 1991

10.10         Lease between Datakey, Inc. and Kraus-       Exhibit 10.12 to Form 10-K for
              Anderson, Inc. dated June 3, 1987, as        fiscal year ended December 31,
              amended on February 10, 1988,                1991
              December 23, 1988, February 13, 1992,
              and on April 1, 1992

10.11         Agreement between National Institute of      Exhibit 10.12 to Form 10-KSB
              Standards & Technology Acquisition of        for fiscal year ended December
              Assistance Division and Datakey, Inc.        31, 1992
              dated June 2, 1992, as amended on
              June 3, 1992*

10.12         Agreement between Maryland                   Exhibit 10.13 to Form 10-KSB
              Procurement Office and Datakey, Inc.         for fiscal year ended December
              dated July 29, 1992,* as amended on          31, 1992
              October 13, 1992

10.13         Agreement between Maryland                   Exhibit 10.15 to Form 10-KSB
              Procurement Office and Datakey, Inc.         for fiscal year ended December
              dated November 16, 1993*                     31, 1993

10.14         Manufacturing Agreement between              Exhibit 10.16 to Form 10-KSB
              Duncan Industries and Datakey, Inc.          for fiscal year ended December
              dated August 27, 1993                        31, 1993

10.15         Employment Agreement between John H.         Exhibit 10 to Form 10-QSB for
              Underwood and Datakey, Inc. dated            fiscal quarter ended October 1,
              July 1, 1994**                               1994

10.16         Employment Agreement between Alan G.         Exhibit 10 to Form 10-QSB for
              Shuler and Datakey, Inc. dated               fiscal quarter ended July 1, 1995
              January 1, 1995**



Exhibit
 No.          Description                                  Incorporation by Reference to
-------       -----------                                  -----------------------------

10.17         Employment Agreement between Carl P.         Exhibit 10.17 to Form 10-KSB
              Boecher and Datakey, Inc. dated              for fiscal year ended December 31,
              January 9, 1995**                            1994

10.18         Employment Agreement between James P.
              Foley and Datakey, Inc. dated January 1,
              1996**

10.19         Consulting Agreement between Gary R.
              Holland and Datakey, Inc. dated November 1,
              1995**

11            Earnings per share

13.1          Portion of Annual Report containing Financial
              Statements for the year ended December 31,
              1995

21.1          Subsidiaries of the Company                  Exhibit 21.1 to Form 10-KSB
                                                           for fiscal year ended December 31,
                                                           1994

23.1          Independent Auditors' consent

24.1          Power of Attorney for John H.
              Underwood, Alan G. Shuler, Thomas R.
              King, Terrence W. Glarner, Gary R.
              Holland and Eugene W. Courtney (included on the signature pages of this Form 10-KSB)


* Confidential treatment has been granted for certain portions of this exhibit. ** Designates a management contract or compensatory plan or arrangement.