Form 10QSB
period 1996-03-30
DATAKEY INC
filed 1996-05-14
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the quarterly period under ending March 30, 1996

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


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

 The number of shares outstanding of the issuer's common equity, as of May 10,
                               1996 is 2,845,737.

           Transitional small business disclosure Format (check one):

                                 Yes ____ No _X_

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                            March 30, 1996
                                                                              (UNAUDITED)                December 31, 1995
                                                                              --------------             -----------------

 ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                               $  515,133               $  713,230
         Investment in held -to- maturity securities                              6,333,050                6,253,984
         Trade receivables, less allowance for
          doubtful accounts of $10,600 and $34,300                                1,118,902                1,055,075
         Inventories                                                              1,243,903                1,222,938
         Prepaid and other                                                           94,866                   52,177
         Deferred tax assets                                                        109,000                  109,000
         Refundable income taxes                                                     46,642                   46,642
                                                                                  ---------               ----------
                  Total current assets                                            9,461,496                9,453,046
                                                                                  ---------               ----------

INTANGIBLES
         Patent and license at cost, less amortization
          of $132,643 and $118,702                                                  150,394                  158,264
         Non-compete agreement, less amortization
          of $144,375 and $123,750                                                   20,625                   41,250
                                                                                 -----------              ----------
                                                                                    171,019                  199,514
                                                                                 -----------              ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
         Production tools                                                         1,146,302                1,109,524
         Equipment                                                                2,370,579                2,358,938
         Furniture and fixtures                                                     211,822                  211,822
         Leasehold improvements                                                     211,761                  211,761
                                                                                 -----------              -----------
                                                                                  3,940,464                3,892,045
         Less accumulated depreciation                                           (2,477,032)              (2,366,660)
                                                                                 -----------              ------------
                                                                                  1,463,432                1,525,385
                                                                                 -----------              ------------
                                                                                $11,095,947              $11,177,945
                                                                                 ===========               ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                         $ 445,189               $  509,683
         Accrued expenses                                                           239,730                  261,422
         Income taxes payable                                                         9,586                        0
         Warranty costs                                                              13,483                   37,250
                                                                                  ----------                ---------
                  Total current liabilities                                         707,988                  808,355
                                                                                  ----------                ---------

DEFERRED TAX LIABILITY                                                              158,000                  158,000
                                                                                  ----------                ---------
SHAREHOLDERS' EQUITY
         Convertible preferred stock, voting, stated value
          $2.50 per share; authorized 400,000 shares;
          issued and outstanding 150,000                                             375,000                 375,000
         Common stock, par value $.05 per share; authorized
          10,000,000 shares; issued and outstanding
          2,835,736 and 2,829,570                                                    141,787                 141,762
         Additional paid-in capital                                                3,887,674               3,885,887
         Retained earnings                                                         5,825,498               5,808,941
                                                                                   -----------             ----------

                                                                                  10,229,959              10,211,590
                                                                                   -----------             ----------
                                                                                 $11,095,947             $11,177,945
                                                                                   ===========            ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                         Three Months Ended

                                                                 March 30, 1996                          April 1, 1995
                                                       ----------------------------------       --------------------------------
Net Sales                                                                    $1,733,311                             $1,908,238
Cost of goods sold                                                            1,037,335                              1,272,318
                                                       ----------------------------------       --------------------------------

                  Gross profit                                                  695,976                                635,920
Other operating revenue                                                           2,406                                  4,350
                                                       ----------------------------------       --------------------------------

                  Total gross profit and
                  other operating revenue                                       698,382                                640,270
                                                       ----------------------------------       --------------------------------

Operating expenses:
         Research, development and engineering                                  274,576                                170,197
         Selling                                                                282,256                                282,314
         General and administrative                                             208,975                                154,866
                                                       ----------------------------------       --------------------------------

                  Total operating expenses                                      765,807                                607,377
                                                       ----------------------------------       --------------------------------

                  Operating income (loss)                                      (67,425)                                 32,893

Interest income                                                                  93,981                                 91,736
                                                       ----------------------------------       --------------------------------

                  Income before income taxes                                     26,556                                124,629
Income tax expense                                                               10,000                                 43,000
                                                       ----------------------------------       --------------------------------

                  Net income                                                 $   16,556                             $   81,629
                                                       ==================================       ================================

Net income per common and common equivalent
 share (Primary and fully diluted)                                           $     0.01                             $     0.03
                                                       ==================================       ================================

Weighted average number of common and
 common equivalent shares outstanding                                         3,064,832                              2,980,422
                                                       ==================================       ================================


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Three Months Ended

                                                                                 March 30, 1996                   April 1, 1995
                                                                                ----------------                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                         $16,556                          $81,629

Adjustments to reconciled net income to net cash provided by (used in)
operating activities:
         Depreciation                                                              110,372                          118,351
         Amortization                                                               34,567                           30,715

         Change in assets and liabilities (increase) decrease:
                  Trade receivables                                                (63,827)                         243,697
                  Inventories                                                      (20,965)                         (50,463)
                  Prepaid expenses and other                                       (42,689)                         (44,046)
                  Refundable income taxes                                                0                           41,978

         Increase (decrease) in:
                  Accounts payable                                                 (64,494)                        (295,329)
                  Accrued expenses                                                 (21,692)                          38,069
                  Accrued warranty costs                                           (23,767)                           3,666
                  Income taxes payable                                               9,586                                0
                  Deferred tax liability                                                 0                                0
                                                                                ---------------                   -------------

                           Net cash used in operating activities                   (66,353)                         168,267
                                                                                ---------------                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of tooling and equipment                                                  (48,419)                         (64,107)
Purchase of held-to-maturity securities                                         (1,257,066)                      (1,192,347)
Proceeds from maturity of held-to-maturity securities                            1,178,000                        1,020,000
Patent and license costs                                                            (6,071)                          (6,927)
                                                                                ---------------                 ---------------

         Net cash used in investing activities                                    (133,556)                        (243,381)
                                                                                ----------------                ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on non-compete obligation                                                       0                          (41,250)
Net proceeds from sale of common stock                                               1,812                                0
                                                                                ------------------             ---------------
         Net cash provided by (used in) financing activities                         1,812                          (41,250)
                                                                                ------------------             ---------------

         Decrease in cash and cash equivalents                                    (198,097)                        (116,364)

CASH AND CASH EQUIVALENTS

Beginning                                                                          713,230                          255,039
                                                                                -----------------              ---------------
Ending                                                                            $515,133                         $138,675
                                                                                =================              ================


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of March 30, 1996 and December 31, 1995 and results of its operations and cash flows for the three-month periods ending March 30, 1996 and April 1, 1995. The adjustments that have been made are of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1995.

INVESTMENT IN HELD-TO-MATURITY SECURITIES

     The Company held marketable debt securities with an amortized cost of $6,333,050 as of March 30, 1996. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-To-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $6,330,926. The unrealized loss, therefore, is $2,124.

     All of the securities have a maturity date of less than twelve months.  The
Company  has  no   marketable   debt   securities   which  are   classified   as
Available-For-Sale Securities or Trading Securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

                          DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     REVENUE - Net sales for the three-month period ended March 30, 1996 declined $174,927 or 9% from the comparable period in 1995. Commercial sales decreased $349,992 while government sales increased $175,065 during the 1996 three-month period. The decline in commercial sales in 1996 is due to lower orders and delayed orders from some of our larger customers. Revenue for the year is expected to exceed the 1995 annual revenue of $7,200,000, but may not exceed the 1995 revenue in each of the remaining quarters.

     GROSS PROFIT MARGINS - Gross profit as a percentage of net sales increased to 40% in the three-month period ended March 30, 1996 compared to 33% in the comparable 1995 period. The increased margin percentage is due to improvements in manufacturing processes and a more favorable mix of higher margin products during the quarter. The Company expects the gross margin percentage for the balance of 1996 to improve compared to the 1995 margin of 33% but may not be as favorable as was achieved during the first quarter.

     OPERATING EXPENSES - Operating expenses increased $158,430, or 26%, in the three-month period ended March 30, 1996 as compared to the same period in 1995. This increase is due to new employees and contract services related to accelerated development of advanced data security products as well as abnormally low expenses in the 1995 period resulting from vacant positions in that period.

     Research and development expenses are expected to be significantly higher in 1996 as a result of the Company's decision to substantially accelerate the product development process for data security products. Although the amount of research and development spending in 1996 cannot be specified, the total is likely to be three to four times the 1995 level of $700,000.

     Sales and marketing expense is expected to increase by 10 to 20% in 1996, to promote and sell the advanced data security products under development. Although little revenue is expected from the sale of these products during 1996, a major product introduction is planned.

     General and administrative expenses in 1996 are expected to increase at approximately the rate of increase in revenue.

     INTEREST INCOME - Interest income during the three-month period ended March 30, 1996 increased $2,245, or 2%, from the comparable period in 1995. The higher level of interest income resulted from a higher level of investment in held-to-maturity securities and interest bearing cash and cash equivalents. Interest income is expected to trend downward during 1996 as the Company utilizes cash from maturing investments to fund the Company's investment in research and development and sales and marketing of advanced data security products.

     FINANCIAL CONDITION - During the three-month period ended March 30, 1996 the Company had a net decrease in cash and cash equivalents of $198,097 compared to a decrease of $116, 364 in the comparable 1995 period. Investment in held-to-maturity securities increased $79,066 in the 1996 period compared to an increase of $172,347 in the 1995 period. Cash, cash equivalents and investment in held-to-maturity securities were $6,848,183 at March 30, 1996.

     Datakey's balance sheet continues to reflect a strong financial position, with $8,753,508 in working capital and a current assets to current liabilities ratio of 13.4 to 1 as of March 30, 1996. The Company expects its 1996 investments in capital equipment and tooling to be approximately double its capital investments in 1995. The Company's working capital and investments are sufficient to fund its planned operations and continued research and development activities in 1996.

     OUTLOOK FOR 1996 - The Company expects to report a loss in 1996 due to a substantial increase in expenditures on product development and promotion. Although increased revenue and profitability is expected in the core business, this increased spending to develop and promote the data security business will likely lead to a loss for the year.

                              CAUTIONARY STATEMENTS

     Certain forward looking statements in this Management's Discussion and Analysis section involve risks and uncertainties, including those described under the heading "Cautionary Statements" included in Part I of the Company's Form 10-K for fiscal year ended December 31, 1995.


                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                          DATAKEY, INC. AND SUBSIDIARY

(A)  Exhibits

     Exhibit 11     Computation of Per Share Earnings
     Exhibit 27     Financial Data schedule (filed only with electronic copy)

(B) The Company was not required to and did not file a Form 8-K during the quarter ended March 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 10, 1996                 DATAKEY, INC.


                                   BY: /s/ John H. Underwood
                                       John H. Underwood
                                       President & Chief Executive Officer
                                       (Principal Executive Officer)


                                  BY: /s/ Alan G. Shuler
                                      Alan G. Shuler
                                      Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  DATAKEY, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED MARCH 30, 1996

EXHIBIT NO.                DESCRIPTION

    11              Computation of Per Share Earnings
    27              Financial Data Schedule (filed only with electronic copy)