Form 10QSB
period 1996-06-29
DATAKEY INC
filed 1996-08-12
CIK 704914

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended June 29, 1996

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

- ------------------------------------------------------------
(Former name, former address and former fiscal year,
                  if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes /x/     No / /


              APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common equity, as of August 12, 1996, is 2,880,403.

     Transitional Small Business Disclosure Format (check one):
                           Yes / /      No /x/

                                  PART I.  FINANCIAL INFORMATION
                                  ITEM I.  FINANCIAL STATEMENTS
                                  DATAKEY, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                                               June 29,         December 31,
                                                                   1996                1995
                                                              -----------       -----------
                                                             (UNAUDITED)
          ASSETS
          ------
CURRENT ASSETS
  Cash and cash equivalents                                  $1,272,738          $  713,230
  Investment in held-to-maturity securities                   5,577,079           6,253,984
  Trade receivables, less allowance for
    doubtful accounts of $10,600 and $34,300                  1,251,965           1,055,075
  Inventories                                                 1,158,079           1,222,938
  Prepaid and other                                              83,874              52,177
  Deferred taxes                                                177,531             109,000
  Refundable income taxes                                             0              46,642
                                                              -----------        ----------
          Total current assets                                9,521,267           9,453,046
                                                              ===========        ==========
INTANGIBLES
  Patent and license at cost, less amortization
    of $147,245 and $118,702                                    160,145             158,264
  Non-compete agreement, less amortization
    of $165,000 and $123,750                                          0              41,250
                                                              -----------        ----------
                                                                160,145             199,514
                                                              ===========        ==========
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                          1,220,956           1,109,524
  Equipment                                                   2,481,417           2,358,938
  Furniture and fixtures                                        215,000             211,822
  Leasehold improvements                                        234,452             211,761
                                                              -----------        ----------
                                                              4,151,825           3,892,045
  Less accumulated depreciation                              (2,592,190)         (2,366,660)
                                                              -----------       -----------
                                                              1,559,635           1,525,385
                                                              -----------       -----------
                                                            $11,241,047         $11,177,945
                                                              ===========       ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                             $536,903           $ 509,683
  Accrued expenses                                              343,649             298,672
                                                               ----------        ----------
          Total current liabilities                             880,552             808,355
                                                               ----------        ----------

DEFFERRED TAXES                                                 158,000             158,000
                                                               ----------        ----------
SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                              375,000             375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares;
    outstanding 2,880,403 and 2,835,236                         143,820             141,762
  Additional paid-in capital                                  4,050,559           3,885,887
  Retained earnings                                           5,633,116           5,808,941
                                                               ----------        ----------
                                                             10,202,495          10,211,590
                                                               ----------        ----------
                                                            $11,241,047         $11,177,945
                                                              ===========        ==========

    See Notes to Consolidated Financial Statements

                                                DATAKEY, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)

                                             Three Months Ended          Six Months Ended
                                           June 29,     July 1,         June 29,     July 1,
                                               1996        1995           1996        1995
                                            ----------    ---------        ---------  ----------
Net Sales                                   $1,908,561    $1,696,136      $3,641,872  $3,604,374
Cost of goods sold                           1,203,841     1,124,898       2,241,176   2,397,216
                                            ----------    ----------       ----------  ----------
          Gross Profit                         704,720       571,238       1,400,696   1,207,158
Other operating revenue                          3,562         5,927           5,968      10,277
                                            ----------    ----------       ----------  ----------
          Total gross profit and
          other operating revenue              708,282       577,165       1,406,664   1,217,435
                                            ----------    ----------       ----------  ----------


Operating expenses:
  Research, development
   and engineering                             525,432       169,865         800,008     340,062
  Selling                                      340,310       301,084         622,566     583,398
  General and administrative                   233,953       174,742         442,928     329,608
                                            ----------    ----------       ----------  ----------

          Total operating expenses           1,099,695       645,691       1,865,502   1,253,068
                                            ----------    ----------       ----------  ----------
          Operating loss                      (391,413)      (68,526)       (458,838)    (35,633)

Interest income                                 91,431        95,689         185,412     187,425
                                            ----------    ----------       ----------  ----------
          Income (loss) before
          income taxes                        (299,982)       27,163        (273,426)    151,792
Income tax expense (benefit)                  (107,600)        9,400         (97,600)     52,400
                                            ----------    ----------       ----------  ----------
          Net income (loss)                 ($ 192,382)     $ 17,763       ($175,826)  $  99,392
                                            ==========    ==========       ==========  ==========

Net income (loss) per common and
  common equivalent share (Primary
  and fully diluted)                            ($0.07)        $0.01          ($0.06)      $0.03
                                            ==========    ==========       ==========  ==========
Weighted average number of
  common and common
  equivalent shares
  outstanding                                2,879,087     2,982,314        2,841,788   2,980,630
                                            ==========    ==========       ==========  ==========

        See Notes to Consolidated Financial Statements

                                                DATAKEY, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                           Three Months Ended           Six Months Ended
                                          June 29,      July 1,         June 29,      July 1,
                                              1996         1995            1996         1995
                                           ----------     ----------      ----------    ----------
CASH FLOWS FROM
OPERATING ACTIVITIES

  Net Income(loss)                         ($192,382)     $17,763         ($175,826)     $99,392
  Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
    Depreciation                             115,158      118,058           225,530      236,409
    Amortization                              35,226       35,789            69,793       66,504
    Change in assets and liabilites
    (Increase) decrease:
      Trade receivables                     (133,063)     (48,570)         (196,890)     195,127
      Inventories                             85,824      138,441            64,859       87,978
      Prepaid expenses and other              10,992        1,732           (31,697)     (42,314)
      Refundable income taxes                 46,642       59,702            46,642     101,680
    Increase (decrease) in:
      Accounts payable                        91,714      (19,481)           27,220     (329,570)
      Accrued expenses                        90,436      (25,310)           44,977       31,185
      Income taxes payable                    (9,586)      42,097                 0       42,097
      Deferred taxes                         (68,531)           0           (68,531)           0
                                           ----------     ----------       ----------   ----------
         Net cash provided by
         operating activities                 72,430      320,221             6,077      488,488
                                           ----------     ----------       ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of tooling and equipment         (211,361)     (92,437)         (259,780)    (156,544)
  Purchase of held-to-maturity
    securities                            (1,335,029)  (1,270,456)        (2,592,125)  (2,462,803)
  Proceeds from maturity of
    held-to-maturity securities            2,091,000    2,280,000         3,269,000    3,300,000
  Patent and license costs                   (24,353)     (28,032)          (30,424)     (34,959)
                                           ----------     ----------       ----------   ----------
        Net cash provided by
         investing activities                520,257      889,075           386,671      645,694
                                           ----------     ----------       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on non-compete                          0      (41,250)                0      (82,500)
    obligation
  Net proceeds from issuance of
    common stock                             164,918            0           166,730            0
                                           ----------     ----------       ----------   ----------
      Net cash provided by (used in)
         financing activities                164,918      (41,250)          166,730      (82,500)
                                           ----------     ----------       ----------   ----------
    Increase in cash
         and cash equivalents                757,605    1,168,046           559,478    1,051,682

CASH AND CASH EQUIVALENTS
  Beginning                                  515,133      138,675           713,260      255,039
                                           ----------     ----------       ----------   ----------
  Ending                                  $1,272,738   $1,306,721          1,272,738   $1,306,721
                                           ==========  =============       ==========   ==========

        See Notes to Consolidated Financial Statements
                         4

                  DATAKEY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of June 29, 1996 and December 31, 1995 and results of its operations and cash flows for the three-month and six-month periods ended June 29, 1996 and July 1, 1995. The adjustments that have been made are of a normal recurring nature.


The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December
31, 1995.


INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $5,577,079 as of June 29, 1996. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-to-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $5,568,302. The unrealized loss, therefore, is $8,777.

All of the Securities have a maturity date of less than twelve months. The Company has no marketable debt securities which are classified as Available-For-Sale Securities or Trading
Securities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION
          DATAKEY, INC., AND SUBSIDIARY
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


     REVENUE - Net sales for the three-month and six-month periods ended June 29, 1996, increased by $212,425 and $37,498, or 12% and 1%, respectively. Commercial sales increased by $253,400, or 19%, in the three-month period, and decreased $96,593, or 3%, in the six-month period ended June 29, 1996, as compared to the same periods in 1995. Commercial sales were 84% of total sales for the three-month and six-month periods ended June 29, 1996, as compared to 80% and 87% in the comparable 1995 periods. The Company anticipates that government sales will remain stable for the balance of 1996 and that commercial sales in 1996 will exceed the commercial sales in 1995. While the Company anticipates improved sales in 1996 compared to 1995, there is no assurance that revenues in the remaining quarters of 1996 will reflect significant improvement over the first two quarters of 1996. Because of the uncertainty of its OEM business, quarterly revenues may fluctuate.

     GROSS PROFIT MARGINS - Gross profit as a percentage of net sales increased to 37% and 39% in the three-month and six-month periods ended June 29, 1996, from 34% and 33% in the comparable 1995 periods. The increased gross profit margin, in dollars as well as percentage of net sales, is primarily due to absorption of fixed and semi-fixed manufacturing costs over a higher level of sales, increased unit prices for standard products in excess of the unit costs and improved manufacturing efficiencies. Gross profit margins for the balance of 1996 are expected to exceed the levels attained in 1995.

     OPERATING EXPENSES - Operating expenses increased by $454,004 and $612,434, or 70% and 49%, in the three-month and six-month periods ended June 29, 1996, as compared to the same periods in 1995. The increased expenses are primarily attributable to a substantial increase in research and development and marketing expenses necessary to expedite the market introduction of sophisticated electronic token-based systems targeted at the rapidly emerging corporate information security marketplace.

     INTEREST INCOME - Interest income during the three-month and six-month periods ended June 29, 1996, decreased $4,528 and $2,013, or 5% and 1%, from the comparable periods in 1995. The lower level of interest income is primarily due to a reduction in the market interest rate on earnings from the Company's investment in held-to-maturity securities. Interest income for the balance of 1996 is likely to be lower than comparable 1995 periods as a result of a declining balance in held-to-maturity securities, as the Company plans to invest the proceeds of some of these securities as they mature to fund its investment in new product development.


     FINANCIAL CONDITION - During the six-month period ended June 29, 1996, the Company had a net increase in cash and cash equivalents of $559,478, compared to a net increase of $1,051,682 in the comparable 1995 period. The increase in cash and equivalents during the six-month period ended June 29, 1996 was offset by a $676,905 decreased investment in held-to-maturity securities. Cash, cash equivalents and investment in held-to-maturity securities were $6,849,817 at June 29, 1996.

The Company anticipates that its current working capital position of $8,640,715 and internally generated cash flow will be sufficient to fund its planned operations and investment in new product development for the foreseeable future.

     OUTLOOK FOR 1996 - The Company expects to report a loss in 1996 due to a substantial increase in expenditures on product development and promotion.

                      CAUTIONARY STATEMENTS

The discussion and analysis section involves risks and uncertainties, including those described under the heading
"Cautionary Statements" included in Part I of the Company's
Form 10-KSB for the year ended December 31, 1995.

                   PART II. OTHER INFORMATION
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               SHAREHOLDERS
                  DATAKEY, INC. AND SUBSIDIARY


The Company held its Annual Meeting on Wednesday, June 5, 1996.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

By a vote of 2,823,447 shares in favor, with 8,600 shares opposed and 11,265 shares abstaining, the shareholders set the number of directors to be elected at five (5).

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:


                    NUMBER OF      NUMBER OF
NOMINEE             VOTES FOR      VOTES WITHHELD
- ------------------  ------------   ---------------

John H. Underwood   2,725,262      118,050
Terrence W. Glarner 2,737,137      106,175
Thomas R. King      2,737,012      106,300
Gary R. Holland     2,736,837      106,475
Eugene W. Courtney  2,736,837      106,475


The shareholders approved an amendment, by a vote of 1,813,715 for, 441,535 against, 11,890 abstaining and 576,172 broker non-votes, to increase the number of shares reserved under the Company's 1987 Stock Option Plan from 550,000 to 800,000.

The shareholders also approved, by a vote of 2,385,728 for, 332,205 against, 16,510 abstaining and 108,869 broker non-votes, an amendment to the Company's 1987 Stock Option Plan to provide for the grant of nonqualified stock options to non-employee directors under a formula plan.

The shareholders also ratified the appointment of McGladrey & Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1996, by a vote of 2,808,247 shares in favor, 19,900 shares opposing and 15,165 shares abstaining.

                   PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibits

     Exhibit 11     Computation of Per Share Earnings
     Exhibit 27 Financial Data Schedule (only filed with electronic copy)

(B) The Company was not required to and did not file a Form 8-K during the quarter ended June 29, 1996.

                           SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 12, 1996    DATAKEY, INC.


                         BY:  /s/ John H. Underwood
                              John H. Underwood
                              President & Chief Executive Officer
                              (Principal Executive Officer)

                         BY:  /s/ Alan G. Shuler
                              Alan G. Shuler
                              Vice President & Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

                          DATAKEY, INC.
                  EXHIBIT INDEX TO FORM 10-QSB
                 FOR QUARTER ENDED JUNE 29, 1996


     EXHIBIT NO.              DESCRIPTION
     -----------              -------------------------

          11                  Computation of Per Share
                              Earnings
          27                  Financial Data Schedule