Form 10QSB
period 1996-09-28
DATAKEY INC
filed 1996-11-12
CIK 704914

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

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

------------------------------------------------------------------

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


               APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common equity, as of November 12, 1996, is 2,880,403.

     Transitional Small Business Disclosure Format (check one):
                            Yes / /     No /x/

                                  PART I.  FINANCIAL INFORMATION
                                  ITEM I.  FINANCIAL STATEMENTS
                                  DATAKEY, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                             September 28,      December 31,
                                                                      1996              1995
                                                            ----------------------------------
                                                             (UNAUDITED)
          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $550,117           $713,230
  Investment in held-to-maturity securities                   6,268,448          6,253,984
  Trade receivables, less allowance for
    doubtful accounts of $9,970 and $34,300                   1,144,259          1,055,075
  Inventories                                                   932,084          1,222,938
  Prepaid and other                                              53,397             52,177
  Deferred taxes                                                109,000            109,000
  Refundable income taxes                                             0             46,642
                                                            ------------------------------
          Total current assets                                9,057,304          9,453,046
                                                            ==============================

INTANGIBLES
  Patent and license at cost, less amortization
    of $162,565 and $118,702                                    145,730            158,264
  Non-compete agreement, less amortization
    of $165,000 and $123,750                                          0             41,250
                                                            ------------------------------
                                                                145,730            199,514
                                                            ==============================

DEFERRED TAXES                                                  106,600                  0
                                                            ------------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                          1,192,599          1,109,524
  Equipment                                                   2,489,322          2,358,938
  Furniture and fixtures                                        267,482            211,822
  Leasehold improvements                                        234,452            211,761
                                                            ------------------------------
                                                              4,183,855          3,892,045
  Less accumulated depreciation                              (2,708,163)        (2,366,660)
                                                            ------------------------------
                                                              1,475,692          1,525,385
                                                            ------------------------------

                                                            $10,785,326        $11,177,945
                                                            ==============================

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                             $419,953           $509,683
  Accrued expenses                                              446,404            298,672
                                                            ------------------------------
          Total current liabilities                             866,357            808,355
                                                            ------------------------------

DEFERRED TAXES                                                        0            158,000
                                                            ------------------------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                              375,000            375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares;
    outstanding 2,880,403 and 2,835,236                         144,020            141,762
  Additional paid-in capital                                  4,064,859          3,885,887
  Retained earnings                                           5,335,090          5,808,941
                                                            ------------------------------
                                                              9,918,969         10,211,590
                                                            ------------------------------

                                                            $10,785,326        $11,177,945
                                                            ==============================

      See Notes to Consolidated Financial Statements

                                           DATAKEY, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                          (UNAUDITED)

                                                    Three Months Ended         Nine Months Ended
                                           September 28     September 30,  September 28   September 30,
                                               1996         1995           1996           1995
                                        ---------------------------------------------------------------
Net Sales                                 $1,758,999        $1,771,510     $5,400,871     $5,375,884
Cost of goods sold                         1,166,843         1,209,219      3,408,019      3,606,434
                                        ---------------------------------------------------------------

          Gross Profit                       592,156           562,291      1,992,852      1,769,450
Other operating revenue                        6,813             6,511         12,781         16,788
                                        ---------------------------------------------------------------

          Total gross profit and
          other operating revenue            598,969           568,802      2,005,633      1,786,238
                                        ---------------------------------------------------------------



Operating expenses:
  Research, development
   and engineering                           613,980           180,220      1,413,988        520,284
  Selling                                    324,571           283,279        947,137        866,677
  General and administrative                 214,990           166,029        657,918        495,637
                                        ---------------------------------------------------------------


          Total operating expenses         1,153,541           629,528      3,019,043      1,882,598
                                        ---------------------------------------------------------------

          Operating loss                    (554,572)          (60,726)    (1,013,410)       (96,360)

Interest income                               89,546            97,099        274,958        284,525
                                        ---------------------------------------------------------------

          Income(loss) before
          income taxes                      (465,026)           36,373       (738,452)       188,165
Income tax expense(benefit)                 (167,000)           12,000       (264,600)        64,400
                                        ---------------------------------------------------------------

          Net income(loss)                 ($298,026)          $24,373      ($473,852)      $123,765
                                        ===============================================================


Net income(loss) per common and
  common equivalent share (Primary
  and fully diluted)                          ($0.10)            $0.01         ($0.17)         $0.04
                                        ===============================================================

Weighted average number of
  common and common
  equivalent shares
  outstanding                              2,880,403         2,986,690      2,854,707      2,981,516
                                        ===============================================================

                            See Notes to Consolidated Financial Statements

                                                  DATAKEY, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                   Three Months Ended               Nine Months Ended
                                          September 28      September 30,   September 28,      September 30,
                                              1996               1995            1996               1995
                                        --------------------------------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

  Net Income(loss)                       ($298,026)         $24,373       ($473,852)           $123,765
  Adjustments to reconcile net income(loss)
  to net cash provided by(used in)
  operating activities:
    Depreciation                           115,973          123,923         341,503             360,332
    Amortization                            15,320           42,760          85,113             109,264
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                    107,706         (219,836)        (89,184)            (24,709)
      Inventories                          225,995         (104,276)        290,854             (16,298)
      Prepaid expenses and other            30,477           22,149          (1,220)            (20,165)
      Refundable income taxes                    0                0          46,642             101,680
    Increase (decrease) in:
      Accounts payable                    (116,950)         129,588         (89,730)           (199,982)
      Accrued expenses                      74,186           38,937         147,732              70,122
      Income taxes payable                       0           11,630               0              53,727
      Deferred taxes                      (167,500)               0        (264,600)                  0
                                        ----------------------------------------------------------------

         Net cash provided by(used in)
         operating activities              (12,819)          69,248          (6,742)            557,736
                                        -----------------------------------------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of tooling and equipment        (32,030)         (33,727)       (291,810)           (190,271)
  Purchase of held-to-maturity
    securities                          (2,751,368)      (3,299,267)     (5,343,464)         (5,762,070)
  Proceeds from maturity of
    held-to-maturity securities          2,060,000        2,410,000       5,329,000           5,710,000
  Patent and license costs                    (904)         (11,207)        (31,327)            (46,166)
                                        -----------------------------------------------------------------

         Net cash provided by
         investing activities             (724,302)        (934,201)       (337,601)           (288,507)
                                        -----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on non-compete                        0                0               0             (82,500)
    obligation
  Net proceeds from issuance of
    common stock                            14,500                0         181,230                   0
                                         ----------------------------------------------------------------
           Net cash provided by (used in)   14,500                0         181,230             (82,500)
                                        -----------------------------------------------------------------

         Increase(decrease) in cash
         and cash equivalents             (722,621)        (864,953)       (163,113)            186,729

CASH AND CASH EQUIVALENTS

  Beginning                              1,272,738        1,306,721         713,230             255,039
                                        -----------------------------------------------------------------
  Ending                                  $550,117         $441,768        $550,117            $441,768
                                        =================================================================


           See Notes to Consolidated Financial Statements

                   DATAKEY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of September 28, 1996 and December 31, 1995 and results of its operations and cash flows for the three-month and nine-month periods ended September 28, 1996 and September 30, 1995. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1995 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December
31, 1995.


INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $6,268,448 as of September 28, 1996. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-to-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $6,267,623. The unrealized loss, therefore, is $825.

All of the Securities have a maturity date of less than twelve months. The Company has no marketable debt securities which are classified as Available-For-Sale Securities or Trading Securities.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   DATAKEY, INC. AND SUBSIDIARY
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


     REVENUE - Net sales for the three-month and nine-month periods ended September 28, 1996, decreased by $12,511 and increased by $24,987, respectively, from the comparable periods of 1995. Commercial sales increased by $61,276, or 1%, in the three-month period, and decreased $35,318, or 1%, in the nine-month period ended September 28, 1996, as compared to the same periods in 1995. Commercial sales were 92% of total sales for the three-month period and 86% of total sales for the nine-month period, as compared to 88% and 87% in the comparable 1995 periods. The Company anticipates that government sales will remain stable for the balance of 1996 and that commercial sales in 1996 will be less than the commercial sales in 1995. Revenue in the fourth quarter of 1996 and for the year will be lower than the comparable 1995 periods due to a general softness in business from our major customers.

     GROSS PROFIT MARGINS - Gross profit as a percentage of net sales increased to 34% and 37% in the three-month and nine-month periods ended September 28, 1996, from 32% and 33% in the comparable 1995 periods. The increased gross profit margin is primarily due to increased unit prices for standard products in excess of the unit costs and improved manufacturing efficiencies. Gross profit margins for the balance of 1996 are expected to exceed the levels attained in 1995.

     OPERATING EXPENSES - Operating expenses increased by $524,013 and $1,136,445, or 83% and 60%, in the three-month and nine-month periods ended September 28, 1996, as compared to the same periods in 1995. The increased expenses are primarily attributable to a substantial increase, as planned, in research and development and marketing expenses necessary to expedite the market introduction of sophisticated electronic token-based systems targeted at the rapidly emerging corporate information security marketplace.

     INTEREST INCOME - Interest income during the three-month and nine-month periods ended September 28, 1996, decreased $7,553 and $9,567, or 8% and 3%, from the comparable periods in 1995. The lower level of interest income is primarily due to a reduction in the market interest rate on earnings from the Company's investment in held-to-maturity securities. Interest income for the balance of 1996 is likely to be lower than comparable 1995 periods as a result of continuation of the lower rate of interest and a declining balance in held-to-maturity securities, as the Company will be investing the proceeds of some of these securities as they mature to fund its investment in new product development.


     FINANCIAL CONDITION - During the nine-month period ended September 28, 1996, the Company had a net decrease in cash and cash equivalents of $163,113, compared to a net increase of $186,729 in the comparable 1995 period. The decrease in cash and equivalents during the nine-month period ended September 28, 1996 was primarily due to the significant increase in spending on new product development and marketing expense which also has resulted in a loss for the three-month and nine-month periods. Cash, cash equivalents and investment in held-to-maturity securities were $6,818,565 at September 28, 1996.

The Company anticipates that its current working capital position of $8,190,947 and internally generated cash flow will be sufficient to fund its planned operations and investment in new product development for the foreseeable future.

     OUTLOOK FOR 1996 - The Company expects to report a significant loss in 1996 due to a substantial increase in expenditures on product development and promotion.

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

                    PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(A)  Exhibits

     Exhibit 11     Computation of Per Share Earnings
     Exhibit 27 Financial Data Schedule (only filed with electronic copy)

(b) The Company was not required to and did not file a Form 8-K during the quarter ended September 28, 1996.

                            SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 12, 1996            DATAKEY, INC.


                                   BY: /s/ John H. Underwood
                                        John H. Underwood
                                        President & Chief Executive
                                        Officer
                                       (Principal Executive Officer)


                                   BY: /s/ Alan G. Shuler
                                        Alan G. Shuler
                                        Vice President & Chief
                                        Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                           DATAKEY, INC.
                   EXHIBIT INDEX TO FORM 10-QSB
               FOR QUARTER ENDED SEPTEMBER 28, 1996


     EXHIBIT NO.              DESCRIPTION
     ------------             ---------------------------------

          11                  Computation of Per Share Earnings
          27                  Financial Data Schedule