Form 10KSB40
period 1996-12-31
DATAKEY INC
filed 1997-03-28
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

Issuer's telephone number, including area code:  (612) 890-6850
Securities registered pursuant to Section 12(b) of the Act:    NONE
Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $.05 per share (Title of Class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. YES X NO ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $6,558,025.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $5,278,000 based upon the closing sale price of the Issuer's Common Stock on March 20, 1997.

As of March 20, 1997, there were 2,887,235 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"). Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 1997 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)  YES ___     NO   X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

         Datakey, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 1976 under the name "The Systems Group, Inc." In 1980, the Company changed its name to Datakey, Inc. The Company provides product, subsystem and system solutions to record, store and transmit electronic information. Datakey is also developing products and systems directed to the information security market which will enable user identification and authentication, secure data exchange and information validation. It also provides OEM products, consisting of proprietary memory keys, cards and other custom-shaped tokens that serve as a convenient way to carry electronic information and are packaged to survive in portable environments.

         The Company's first portable information system, consisting of an electronic key and support electronics, was introduced in 1981 for applications requiring convenient storage, transportation and management of information. The Company's current system utilizes semiconductor technology to provide a storage device more versatile than conventional portable information products such as keys, badges and magnetic stripe cards. The Company's current product line of portable data carriers and associated interface products provide up to 2,048,000 bits of data storage which are used in a wide range of applications including communications security, computer security, facility security, vending and process control.

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

         The Company has introduced an end-user system level product which is designed to provide electronic signatures on computer aided drafting (CAD) drawings, and is developing additional end-user systems that are designed to provide advanced information security utilizing digital signatures and encryption. These systems will incorporate hardware and software to provide a higher level of security than is obtainable with current software only solutions.

Current Products and Products Under Development

OEM Products

         Portable Data Carrier Devices. Portable data carriers are electronic memory devices which store information. They have a plastic exterior, are in the forms of keys, cards, or custom shaped tokens and encapsulate semiconductor memory. Certain devices have been designed to store information which may be retrieved, altered, erased or updated; while other devices have been designed to store one-time programmable information which may be retrieved but not altered or updated. The storage capacities of the Company's portable memory devices range from 1,000 bits (150 alphanumeric characters) to 2,048,000 bits. The portable data carriers are priced generally between $2 and $100 per unit, depending on capacities and quantities purchased.

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

End-User Systems (Advanced Information Security Products)

         For the past year, Datakey has been developing new products that provide advanced security solutions to the problems of organizations, worldwide. All of Datakey's new products, some of which Datakey expects to begin to introduce by mid-1997, incorporate hardware tokens such as the key-shaped tokens that the Company has been known for in the past. The launch and success of such products is dependent on further successful development efforts and market acceptance, along with other risks. See "Outlook and Risks."

         SignaSURE CIP and SignaSURE CSP. Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software. Password-based security, however, is insufficient for private networks with connections outside of the corporation. The Company's SignaSURE CIP (Cryptoki Interface Provider) and SignaSURE CSP (Cryptographic Service Provider) are designed to solve this problem, allowing the Internet to be used safely for electronic commerce.

         Both SignaSURE CIP and SignaSURE CSP will allow users and value-added resellers to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme--something that is owned (a hardware token) and something that is known (a password to activate the token) for a much stronger level of security than password-based software solutions. SignaSURE CIP provides token upgrades for Cryptoki or PKCS-11 standard information security interface applications. SignaSURE CSP provides the same capability for applications that incorporate Microsoft's CryptoAPI. Both products offer "load, plug and play" convenience for strong information security.

         SignaSURE CIP and SignaSURE CSP products include a user-unique smart card or smart key that holds the critical information to perform the cryptographic functions necessary for information privacy and data integrity, a companion reader/writer that plugs into a computer's serial port, and software which is loaded into the workstation and interfaces to the application program. The Company expects to begin to sell the SignaSURE CIP and SignaSURE CSP in mid-1997.

         SignaSURE DTK. As public-key information security grows due to the technology's adoption by well-known software companies such as Microsoft and Netscape, smaller software developers are also implementing public-key information security into their specialized applications. Because no easy method was available for smaller application developers to implement a token-based public key infrastructure, the Company developed its SignaSURE DTK (Developers Tool Kit) so that developers could easily and cost-effectively launch their applications with the much stronger, token-based information security.

         SignaSURE DTK is a turnkey package that the Company is designing to allow software developers to integrate Datakey hardware tokens and a public-key infrastructure into their applications. DTK includes up to three main components: hardware cryptographic tokens, interface and integration software and security infrastructure products. DTK is available in four configurations ranging from just a token with a reader/writer and integration software, to the full public-key infrastructure configuration that issues and manages hardware tokens and digital certificates. This product flexibility allows userdevelopers who utilize SignaSURE DTK to integrate just what is needed for their application. The Company expects to begin to sell the SignaSURE DTK in mid-1997.

         SignaSURE EDM. Design and drafting was revolutionized several decades ago with the introduction of computer aided-design (CAD) software. However, engineers still must print their CADcreated designs, approve the documents with hand-written signatures, and archive these hand-signed originals to maintain change control and ensure design traceability. The Company's SignaSURE EDM (Electronic Document Manager), which Datakey began to sell in late 1996, provides a way to sign an electronic document to ensure its authenticity, thus eliminating the need for hand-signed originals and all of the storage and archiving requirements for paper-based engineering drawings and documents.

         SignaSURE EDM adds digital signatures to CAD and other documents to ensure document authenticity, configuration control and conformance to ISO 9000 document management requirements. SignaSURE EDM provides for copying, distributing and archiving of electronically generated documents with a level of authenticity formerly obtainable only with hand-signed paper documents. It answers questions of document authorship, integrity and culpability quickly, easily and unambiguously. With SignaSURE EDM, documents in electronic form can be transmitted over local area networks, intranets and the Internet with their authenticity assured.

         SignaSURE EDM includes a smart card or smart key that generates the user's digital signature, a companion reader/writer that plugs into a computer's serial port, and a software program which is loaded into the workstation. SignaSURE EDM operates on all Windows(TM) operating systems, is compatible with all CAD programs and file formats, and moves design and drafting to a paperless environment.

         SignaSURE ESS. Many of today's organizations have made the transition from large mainframe systems to more flexible, but much less secure, client-server networks and intranets. Client-server networks and intranets allow digital information to reside on networks, rather than at the desktop so authorized users can access the same information. Authorized users can include company employees, suppliers and customers who can be connected to the network, or located remotely from the enterprise. With the advent of the Internet, information transmission over any distance can be accomplished quickly and cost effectively, but not securely. Datakey believes its SignaSURE ESS (Enterprise Security Suite) offers a solution to manage a network, intranet and Internet computing structure to allow authorized users ready access to information, but deny it to the unauthorized. Information can then be transmitted securely and stored safely on both private and public networks without privacy and data integrity concerns.

         SignaSURE ESS is an integrated end-to-end data security system that the Company believes will assure secure network access, confidential information exchange, integrity of data and transaction nonrepudiation. Secure, personalized smart tokens are employed within a public key infrastructure to provide a higher level of information security than is provided by software-only solutions. Security functions are integrated into applications like Microsoft Office(TM), thereby providing seamless security operation to the user. SignaSURE ESS will operate over the Internet, and wide and local area networks enabling secure information exchange for all users, whether local or remote to the enterprise.

         SignaSURE ESS includes a user-personalized smart card or smart key hardware token and companion reader/writer for workstation or laptop that perform the functions necessary for information privacy and data integrity. It also incorporates client software that manages secure information and interfaces to applications, and server-based, enterprise infrastructure hardware and software that initialize SignaSURE ESS and continually ensures all users are authorized. The Company expects to begin selling SignaSURE ESS in the second half of 1997.

         The following chart shows the Company's SignaSURE products:

===================================================================================================================================
                                                                                       SignaSURE Product
-----------------------------------------------------------------------------------------------------------------------------------
Attribute                                                        CIP            CSP           DTK            EDM            ESS
-----------------------------------------------------------------------------------------------------------------------------------
Customer               Organizational End-User                    x              x                                           x
                       Engineer/Architect End-User                                                            x
                       Software Developer                                                      x
-----------------------------------------------------------------------------------------------------------------------------------
System Type            Integrated Solution                                                                    x              x
                       Add-on Subsystem                           x              x
                       Component                                                               x
-----------------------------------------------------------------------------------------------------------------------------------
Application            Information Security                       x              x                                           x
                       Paperless Automation                                                                   x
                       Token Integration                          x              x             x
-----------------------------------------------------------------------------------------------------------------------------------
Hardware               Datakey Smart Token                        x              x             x              x              x
                       Datakey Reader/Writer                      x              x             x              x              x
-----------------------------------------------------------------------------------------------------------------------------------
Software               Security Solution                                                                      x              x
                       Token Interface                            x              x             x
===================================================================================================================================

Research and Development

         During 1996, the Company continued the development of portable data carriers to expand its line of standard products as well as newly designed custom products. The Company also substantially increased its development of token-based information security products.

         As the need for computer security products continues to grow, the Company has been expending significant effort into development of token-based computer information security systems. The Company's SignaSURE line of information security products, which are expected to be released for sale during 1997, are designed to provide encryption and digital signatures required for electronically generated documents on computer networks.

         The technology involved in information systems in undergoing rapid expansion and advancement which could result in the development of new products and systems which may make the Company's present information security products obsolete. As a result, the Company must continue to improve its present information security products in order to remain competitive.

         In 1996, 1995 and 1994, research and development expenses were $2,263,000, $704,000 and $771,000, respectively. The Company expects that research and development expenses in 1997 will be significantly higher than in 1996.

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

Sources of Supply

         The Company purchases microprocessors for its advanced information security products (the SignaSURE line of products) from a single supplier. This supplier also provides a proprietary card and key (token) operating system which will be discontinued after the current supply of microprocessors is depleted. The Company believes the current supply is sufficient to meet the expected need in 1997. Upon depletion of this supply, however, the Company will be required to purchase new microprocessors from this sole source or an alternative source and provide its own smart token operating system. The Company has a significant development effort underway to produce its own proprietary smart token operating system and expects it to be available by the time the current microprocessor supply is exhausted. Negotiations and evaluations are also underway to qualify and procure new microprocessors from the same source or an alternative source. Although the Company has a schedule and plan in place to avoid any gap in supply of the microprocessors and operating system, there are no assurances that the current supply will not be exhausted earlier than expected, that the new operating system will be available on time and operate as intended or that new microprocessors will be available when needed and operate satisfactorily.

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

         The Company purchases integrated circuits primarily through nationwide multivendor distributors. If, for any reason, the Company would have to cancel or reduce a particular integrated circuit order, it might thereafter have to pay a higher price for the integrated circuits. Since general economic conditions have an effect on the supply and cost of integrated circuits, there is no guarantee that the Company will be able to obtain adequate quantities of integrated circuits to meet all of its production needs during periods of short supply.

Significant Customer

         The Company sells its OEM products to a number of commercial original equipment manufacturers (OEMs) and other customers, including governmental entities. At this time, the Company is not dependent on any one customer or few customers, the loss of which would have a material adverse effect on its business.

Marketing

         General. While there appears to be a broad range of applications and potential customers for portable data carriers, no single application group has evidenced strong, long-term growth potential. The diversity of potential applications has made it difficult for the Company to focus its limited marketing resources. In 1995, commercial sales to OEM customers increased 33% to $6,205,000 and in 1996 they decreased 9% to $5,669,000. The Company believes that commercial OEM sales may decrease again in 1997.

         New end-user products being developed for the information security marketplace are planned for sales introduction by mid-1997 and, based upon current expectations, are expected to result in material revenue during the second half of 1997. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time.

         Commercial Market of OEM Products. To date, most applications in the commercial market have used the Data Key for electronic security and equipment control applications. The Company is seeking to develop other long-term business in this market. The Company markets its products to both domestic and international customers using the following channels.

                  Domestic. The Company markets its portable information products domestically through a combination of direct and indirect sales personnel. In addition, it utilizes advertising, trade shows and direct mail to reach its buying audience. In 1996, 1995 and 1994, sales to domestic customers, and the corresponding percentage of total revenue, were approximately $3,763,000 (57%), $4,319,000 (60%) and $2,953,000 (50%), respectively.

                  International. The Company presently markets its portable information products internationally through an independent sales agent in the United Kingdom and agents and/or distributors in Columbia, Australia, Belgium, the Netherlands and Germany. The Company has customers in other countries who are handled on a direct basis from the Company's headquarters in the United States. The Company intends to expand into other international market areas in the future. In 1996, 1995 and 1994, sales to international customers, and the corresponding percentage of total revenue, were approximately $1,906,000 (29%), $1,907,000 (26%) and $1,716,000 (29%), respectively.

         Government Market. The Company markets its products to government agencies through its direct sales and marketing personnel. The Company's primary activity in this segment has been in the marketing of its portable data and access devices to government agencies for use in various secure information systems and in the development of custom designed portable data devices for other government programs. In 1996, 1995 and 1994, sales to government agencies and government subcontractors, and the corresponding percentage of total revenue, were approximately $889,000 (14%), $993,000 (14%) and $1,146,000 (20%),
respectively.

End-User Products

         Datakey plans to market and sell its advanced information security products (the initial offerings in its end-user systems line) through a combination of direct sales and marketing personnel, dealers, distributors, value added resellers and system integrators/developers.

         The direct sales and marketing personnel will concentrate primarily on relationships with large security-conscious organizations either through direct or indirect contact, establishing alliances with system integrators/developers and setting up dealer/distributor relationships for its products. The future revenue of Datakey end-user systems is dependent on the success of a new and untested marketing and direct sales organization. Also, see "Issues and Uncertainties" in the Management's Discussion and Analysis contained in the Company's 1996 Annual Report, portions of which are included in Exhibit 13.1 of this Report.

Backlog

         As of March 7, 1997, the Company had an order backlog, totaling approximately $4,127,000, including approximately $1,187,000 with scheduled shipment dates in 1998, compared to $2,813,000 a year ago, all of which were scheduled for shipment in 1996. Although the orders contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer's request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

Competition

         OEM Products. The Company's primary competition for its OEM products is presently, and is expected to remain, conventional portable information systems, such as keys and cards, and more advanced portable information systems including those in the familiar credit card format, such as "smart cards," Personal Computer Memory Card Industry Association (PCMCIA) cards, magnetic stripe cards, bar-code cards and laser technology cards. The Company's products, when used as a portable data base, may also compete with centralized data base systems. Many of the manufacturers of these portable information devices and systems are large, well-established companies.

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

Memory cards generally have larger memory capacities than the devices currently offered by the Company and historically incorporated volatile, battery-backed memory elements. More recently, nonvolatile (principally "Flash Memory") memory elements which do not require battery backup have become more prominent. They are used in such applications as laser printer fonts, instrumentation, electronic lettering machines and fax/modems, and are also used as replacements or "add ons" to diskettes and hard drives for data storage in certain desktop, notebook and smaller portable computers.

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

         End-User Systems. Datakey currently offers token-based (smart card, smart key) information security products which are primarily utilized in encryption for electronic mail and other electronic document privacy and digital signatures for electronic document authentication. The Company also sells a digital signature based product, known as SignaSURE EDM, which enables users to electronically sign computer-aided drafting (CAD) documents. The Company is presently undertaking a significant product development effort to expand the applications and ease-of-use of its products and systems. See "Products--End-User Systems."

         Competition in the information security business is varied with companies offering hardware solutions, software solutions and combinations of hardware and software solutions. As awareness for security on the Internet and company intranets and other local area networks has increased over the past few years, many companies have introduced software and/or hardware based products to provide security. These products range from software-based password only systems to firewalls, which may be very sophisticated. Other applications are using hand held hardware devices, commonly referred to as tokens, to provide access to networks and, in some cases, use encryption and digital signatures to further secure networks.

         The Company's advanced information security products currently in development are based upon a smart card or smart key and utilize encryption and digital signatures. They also include extensive software to make the system user-friendly and seamless with common desktop software packages. The Company feels this will provide a unique combination of advanced security features at a reasonable selling price. There are several companies operating in this highly competitive and rapidly changing marketplace, however, and many of such companies have strong name recognition and vast financial resources. The Company believes it can compete on the basis of its unique design and ease of use. There are no assurances, however, that the products will be readily accepted in the marketplace when they become available.

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

Employees

         The Company presently employs 50 full-time employees, 18 of whom are involved in manufacturing, 4 in materials handling, 2 in quality assurance, 11 in engineering, 8 in marketing/sales and 7 in general and administrative areas. In addition, the Company uses contract labor during peak production times and for major projects. The Company's employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

Outlook and Risks

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and in the Company's 1996 Annual Report by or on behalf of the
Company:

         Uncertainty of Market Acceptance of New Products. The Company is currently developing new data security products, some of which it expects to introduce by mid-1997. While Datakey performs market research and beta testing to determine the viability of its new products, actual user acceptance will ultimately dictate the success of the marketing and sales efforts of new products such as SignaSURE EDM and ESS. Although the Company believes that the decision to fund these new products is correct, there are no assurances that the investments already made and additional investments planned for 1997 will result in a financial return.

         New Product Development and Product Delivery. Substantial additional development work is required for the introduction of the Company's planned new information security products. The Company expects extensive software development and staffing expenses to contribute to an overall research and development expense figure for 1997 in excess of that for 1996 and substantially in excess of previous years. No assurance can be given that the Company's timetable for these development plans will be achieved or that development efforts will be successful. Delays in the release of new products will cause operational inefficiencies, increased development costs and reduced revenues.

         Dependence on Key Personnel. The Company is highly dependent on a limited number of key management and technical personnel, including Carl P. Boecher who has been President and Chief Executive Officer since December 1996 and was Vice President of Marketing and Sales from January 1995 to December 1996, Alan G. Shuler who has been the Vice President and Chief Financial Officer since June 1992 and Jim Foley, who joined the Company in January 1997 as Vice President of Engineering. The loss of key personnel, especially while working to add a new product line, could have an adverse effect on the Company's business, financial condition and results of operations.

         Fluctuations in Operating Results. Due to the Company's historical dependence on sales to OEM customers who, themselves, must successfully sell products containing components produced by Datakey, the Company has experienced year to year fluctuations in its revenue. During the past three years, Datakey has marketed secure microprocessor-based tokens in the smart card format and its patented key shaped format, along with a file based software package for encrypting and digitally signing electronic documents in the emerging information data security market. The information data security market is a rapidly developing and changing market, but to date the Company has not achieved a high sales level on its current product offerings. In addition, the Company plans to spend substantially more for research and development of such new products. Therefore, the Company believes that its results of operations may fluctuate as a result of the new product mix and the timing of releases of new products and product upgrades. As a result of its product development expenditures, the Company expects to have significant losses in 1997.

         Competition - General. Both the Company's OEM Products business, consisting of portable memory-based systems, subsystems and custom-designed components for security-driven markets, and the information data security (end-user) market are highly competitive. The information data security market is rapidly developing. There can be no assurance that the Company will be able to effectively compete within such markets, and that others will not enter these markets. Competition in the sale of information data security products occurs principally on the basis of price and functionality. Many of the manufacturers of portable information devices and systems are large, well-established companies. Datakey's information security end-user products such as SignaSURE EDM(TM) and SignaSURE ESS(TM) will integrate hardware tokens with software that provide a much higher level of security than software implementations alone. There is a possibility that software-only solutions may overcome this deficiency in the future.

         Price Competition. While Datakey believes that its strategy of providing token-based product solutions at a price that is competitive with software-only products is attainable, there are no assurances that competitive pressures will not force the Company to accept reduced margins to compete in the future. Large companies have recognized the need for information security and could enter this market as competitors with much greater financial resources. A portion of its new end-user products' cost is royalties and license fees which would need to be re-negotiated to maintain acceptable margins.

         Integrated information security products. Although the Company's new products will operate seamlessly with popular application programs, new application programs that integrate information security into their product could erode the future market for these Datakey products.

         Marketing and sales. The future revenue of Datakey products is dependent on the success of a new and untested marketing and direct sales organization.

         Need for information security. Although corporate utilization of the Internet and internal intranets dictate a need for information security, there are no assurances that other, more secure information transmission media may not become available in the future that would preclude the need for the type of information security provided by the Company's products.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consists of 18,488 square feet. Approximately one-half of the space is used for manufacturing and warehousing, and the balance for present and future office space. All of this space is rented under a lease which extends through June 1999. The annual rent expense for the space currently occupied is $97,000, plus a portion of the operating expenses and real estate taxes. The Company believes its space is sufficient for its needs in the foreseeable future, and it believes its property is adequately insured.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol DKEY. The high and low sale prices for the common stock by quarter as reported by NASDAQ are set forth in the following table for 1996 and 1995.

         On March 17, 1997, the Company had approximately 1,350 shareholders, including approximately 1,000 beneficial owners. The Company has never paid dividends and does not plan to in the foreseeable future.

                                   Sale Prices
                                                     High         Low
1996
   1st Quarter....................................   $5 7/8       $3 3/4
   2nd Quarter....................................   $8 3/4       $3 7/8
   3rd Quarter....................................   $7 3/4       $4 1/4
   4th Quarter....................................   $5 3/8       $3

1995
   1st Quarter....................................   $4           $2 7/8
   2nd Quarter....................................   $4 1/8       $3 1/2
   3rd Quarter....................................   $4 1/4       $2 1/2
   4th Quarter....................................   $8 3/4       $3 3/8



ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1996 Annual Report, portions of which are included herewith in
Exhibit 13.1 to this Report.

ITEM 7.           FINANCIAL STATEMENTS

         The information required by Item 7 is incorporated by reference from the Company's 1996 Annual Report, portions of which are included herewith in
Exhibit 13.1 to this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's directors and executive officers is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders under the captions "Determination of Number and Election of Directors" and "Executive Officers of the Company." The Company's proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Compliance With
Section 16(a) of the Exchange Act."


ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Executive Compensation."


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Management and Certain Beneficial Owners."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997                      DATAKEY, INC.


                                            BY:      /s/ Carl P. Boecher
                                            Carl P. Boecher
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Carl
P. Boecher and Alan G. Shuler as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURES                          TITLES                           DATE

/s/ Carl P. Boecher        Chief Executive Officer and         March 28, 1997
Carl P. Boecher            Director (Principal Executive
                           Officer)

/s/ Alan G. Shuler         Vice President and Chief            March 28, 1997
Alan G. Shuler             Financial Officer (Principal
                           Financial and Accounting Officer)

/s/ Thomas R. King         Director and Secretary              March 28, 1997
Thomas R. King

/s/ Terrence W. Glarner    Director                            March 28, 1997
Terrence W. Glarner

/s/ Gary R. Holland        Chairman of the Board of            March 28, 1997
Gary R. Holland            Directors

/s/ Eugene W. Courtney     Director                            March 28, 1997
Eugene W. Courtney

/s/ John H. Underwood      Director                            March 28, 1997
John H. Underwood

                                  DATAKEY, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1996


Exhibit No.            Description

3.1      Restated  Articles  of  Incorporation,   as  amended  (Incorporated  by
         reference to Exhibit 3.1 to Form 10-K for fiscal year ended December 31, 1987)

3.2 Bylaws, as Amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for fiscal year ended December 31, 1988)

10.1 Agreement between National Security Agency and the Company dated September 30, 1986, as amended on October 16, 1986 (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1986)

10.2 Amendments dated May 8, 1987, May 29, 1987, June 30, 1987 and February 17, 1988 to Agreement between National Security Agency and the Company dated September 30, 1986 (Incorporated by reference to Exhibit 10.6 to Form 10-K for fiscal year ended December 31, 1987)

10.3     1987  Datakey,  Inc.  Stock Option Plan  (Incorporated  by reference to
         Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)**

10.4 Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)**

10.5 Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan**

10.6 License Agreement between CTS Corporation and the Company dated March 9, 1988 (Incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1987)

10.7 Agreement between Maryland Procurement Office and the Company dated September 24, 1988 as amended on September 26, 1988, November 7, 1988, November 9, 1988 and December 19, 1988 (Incorporated by reference to
         Exhibit 10.9 to Form 10- K for fiscal year ended December 31, 1988)

10.8 Agreement between Maryland Procurement Office and the Company dated October 2, 1989 as amended on November 8, 1989 (Incorporated by reference to Exhibit 10.10 to Form 10-K for fiscal year ended December 31, 1989)

10.9 Agreement between Maryland Procurement Office and the Company dated September 28, 1990 as amended on October 29, 1990, February 22, 1991 and May 15, 1991 (Incorporated by reference to Exhibit 10.10 to Form 10-K for fiscal year ended December 31, 1991)

10.10 Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)

10.11 Agreement between National Institute of Standards & Technology Acquisition of Assistance Division and the Company dated June 2, 1992, as amended on June 3, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-KSB for fiscal year ended December 31, 1992)*

10.12    Agreement  between  Maryland  Procurement  Office and the Company dated
         July 29, 1992,* as amended on October 13, 1992 (Incorporated by reference to Exhibit 10.13 to Form 10-KSB for fiscal year ended December 31, 1992)

10.13 Agreement between Maryland Procurement Office and the Company dated November 16, 1993 (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1993)*

10.14 Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)

10.15 Employment Agreement between Alan G. Shuler and the Company dated January 1, 1995 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal year ended July 1, 1995)

10.16 Employment Agreement between James P. Foley and the Company dated January 1, 1996 (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for fiscal year ended December 31, 1995)**

10.17 Consulting Agreement between Gary R. Holland and the Company dated November 1, 1995 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for fiscal year ended December 31, 1995)**

10.18    Amendment dated February 11, 1997 to Consulting  Agreement between Gary
         R. Holland and the Company dated November 1, 1995**

10.19 Employment Agreement between Carl P. Boecher and the Company dated January 1, 1997**

10.20 Separation Agreement and Release between John H. Underwood and the Company dated January 1, 1997**

10.21    Management Incentive Plan dated February 27, 1997**

10.22 Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987

13.1     Portions of 1996 Annual Report

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-KSB for fiscal year ended December 31, 1994)

23.1     Independent Auditor's Consent

24.1 Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney and John H. Underwood (included on the signature page of this Form 10-KSB)

27       Financial Data Schedule (filed with electronic version only)

  * Confidential treatment has been granted for certain portion of this exhibit. ** Designates a management contract or compensatory plan or arrangement.