Form 10QSB
period 1997-03-29
DATAKEY INC
filed 1997-05-12
CIK 704914

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period under ending March 29, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of May 9, 1997 is 2,887,235.

     Transitional small business disclosure Format (check one):
                            Yes ____   No _X_

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            March 29,     December 31,
                                                               1997          1996
                                                          ------------    ------------
                                                           (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $    682,356    $    140,030
  Investment in held-to-maturity securities                  4,050,873       5,993,228
  Trade receivables, less allowance for
    doubtful accounts of $49,701 and $45,000                   761,716         634,538
  Inventories                                                1,633,631       1,128,907
  Prepaid and other                                            105,780          46,962
                                                            ----------      ----------
                   Total current assets                      7,234,356       7,943,665
                                                            ----------      ----------

OTHER ASSETS
  Deferred taxes                                               325,000         325,000
  Prepaid licenses at cost                                     978,000         129,750
   Patents at cost, less amortization
    of $114,492 and $105,531                                    90,687          99,236
                                                            ----------      ----------
                                                             1,393,687         553,986
                                                            ----------      ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                         1,172,449       1,179,021
  Equipment                                                  2,834,184       2,561,659
  Furniture and fixtures                                       265,392         267,482
  Leasehold improvements                                       234,452         234,452
                                                             4,506,477       4,242,614
  Less accumulated depreciation                             (2,955,971)     (2,840,909)
                                                            ----------      ----------
                                                             1,550,506       1,401,705
                                                            ----------      ----------

                                                          $ 10,178,549    $  9,899,356
                                                            ----------      ----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $    920,335    $    559,280
  Accrued severance obligation                                 290,500         332,000
  Accrued license fees-current portion                         439,000               0
  Accrued expenses                                             559,947         315,549
                                                            ----------      ----------
                   Total current liabilities                 2,209,782       1,206,829
                                                            ----------      ----------

  Accrued license fees, less current portion                   329,250               0

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                             375,000         375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and
    outstanding 2,887,235 and 2,882,069                        144,362         144,103
  Additional paid-in capital                                 4,089,283       4,070,815
                                                            ----------      ----------
  Retained earnings                                          3,030,872       4,102,609
                                                            ----------      ----------
                                                             7,639,517       8,692,527
                                                            ----------      ----------

                                                          $ 10,178,549    $  9,899,356
                                                            ----------      ----------

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended
                                               March 29,      March 30,
                                                 1997            1996
                                              -----------    -----------
Revenue                                       $ 1,409,801    $ 1,735,717
Cost of goods sold                                934,872      1,037,335
                                              -----------    -----------
                   Gross Profit                   474,929        698,382




Operating expenses:
  Research, development
   and engineering                              1,016,352        274,576
  Selling                                         394,375        282,256
  General and administrative                      211,556        208,975
                                              -----------    -----------

                   Total operating expenses     1,622,283        765,807
                                              -----------    -----------

                   Operating loss              (1,147,354)       (67,425)

Interest income                                    75,617         93,981
                                              -----------    -----------

                   Income(loss) before
                   income taxes                (1,071,737)        26,556
Income tax expense                                      0         10,000
                                              -----------    -----------

                   Net income(loss)           ($1,071,737)   $    16,556
                                              -----------    -----------


Net income(loss) per common and
  common equivalent share (Primary
  and fully diluted)                          ($     0.37)   $      0.01
                                              -----------    -----------

Weighted average number of
  common and common
  equivalent shares
  outstanding                                   2,884,769      3,063,328
                                              -----------    -----------


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                        March 29,       March 30,
                                                                           1997            1996
                                                                       -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Income(loss)                                                     ($1,071,737)   $    16,556
  Adjustments to reconcile net income(loss)
  to net cash used in operating activities:
    Depreciation                                                           115,062        110,372
    Amortization                                                             8,961         34,567
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                                   (127,178)       (63,827)
      Inventories                                                         (504,724)       (20,965)
      Prepaid expenses and other                                           (58,818)       (42,689)
      Prepaid license fees                                                 (80,000)             0
     Increase (decrease) in:
      Accounts payable                                                     361,055        (64,494)
      Accrued expenses                                                     244,398        (45,459)
      Accrued severance                                                    (41,500)             0
      Income taxes payable                                                       0          9,586
                                                                       -----------    -----------

         Net cash used in
         operating activities                                           (1,154,481)       (66,353)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                                       (263,863)       (48,419)
  Purchase of held-to-maturity
    securities                                                             (72,807)    (1,257,066)
  Proceeds from maturity of
    held-to-maturity securities                                          2,015,162      1,178,000
  Patent and license costs                                                    (412)        (6,071)
                                                                       -----------    -----------

         Net cash provided by(used in)
         investing activities                                            1,678,080       (133,556)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                                            18,727          1,812
                                                                       -----------    -----------
          Net cash provided by (used in) financing activities               18,727          1,812
                                                                       -----------    -----------

         Increase(decrease) in cash
         and cash equivalents                                              542,326       (198,097)

CASH AND CASH EQUIVALENTS
  Beginning                                                                140,030        713,230
  Ending                                                               $   682,356    $   515,133
                                                                       -----------    -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Obligation recorded in connection with prepaid
  license fees                                                         $   768,250    $         0
                                                                       -----------    -----------

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of March 29, 1997 and December 31, 1996 and results of its operations and cash flows for the three-month periods ending March 29, 1997 and March 30, 1996. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1996.

INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $4,050,873 as of March 29, 1997. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-To-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $4,048,385. The unrealized loss, therefore, is $2,488.

All of the  securities  have a maturity  date of less than  twelve  months.  The
Company  has  no   marketable   debt   securities   which  are   classified   as
Available-For-Sale Securities or Trading Securities.

PREPAID LICENSE FEES

Prepaid license fees were $978,000 as of March 29, 1997. This includes $878,000 for licenses for client and server software to be bundled with the Company's information security systems and licenses to use certain proprietary sofware and encryption algorithms. The license agreements will be amortized to cost of goods sold as the products incorporating the licensed software and algorithms are sold. The Company has also recorded an accrual for payment of $768,250 for the client and server software license fees which are due in quarterly installments of $109,750 through October, 1998.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

                          DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     REVENUE - Net sales for the three-month period ended March 29, 1997 declined $325,916 or 19% from the comparable period in 1996. The decline in sales in 1997 is due to a reduction in orders from some of our larger OEM customers. Revenue in the second quarter is expected to increase slightly from the first quarter but is still expected to be below the 1996 second quarter revenue of $1,912,000. New end-user products being developed for the information security marketplace are planned for sales introduction by mid-1997 and, based upon current expectations, are expected to result in material revenue during the second half of 1997. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time. If this revenue meets the company's present expectations, the total revenue in 1997 will exceed the 1996 level.

     GROSS PROFIT MARGINS - Gross profit as a percentage of net sales decreased to 34% in the three-month period ended March 29, 1997 compared to 40% in the comparable 1996 period. The decline in gross profit percentage is primarily due to a lower level of revenue compared to the prior year. Because approximately half of the factory overhead is fixed or semi-fixed, such costs combined with a reduction of revenue create a reduction in gross profit percentage. The Company expects a gradual improvement in gross profit margins during 1997 through selective price increases, effective material purchasing, improvements in manufacturing efficiency and an increase in revenue. Again, an increase in revenue depends upon customer acceptance of the Company's new products.

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

     OPERATING EXPENSES - Operating expenses increased $856,476, or 112%, in the three-month period ended March 29, 1997 as compared to the same period in 1996. This increase results primarily from the cost of new employees and contract services related to accelerated development and product promotion of advanced information security products.

The Company will continue to fund new product development activities at a higher level in 1997 than in 1996, and may also exceed the 1996 percentage of revenue (35%) unless revenue from these new products in the second half of 1997 is substantial.

Marketing and sales expenses are expected to increase by 30 to 40 percent in 1997 to support new product introductions and the expected increase in revenue, but will be about the same percent of revenue (20%) as in 1996 provided the revenue from new product sales materializes as expected. General and administrative expenses in 1997 are expected to increase only slightly from the 1996 level and will remain at approximately the quarterly rate reflected in the first quarter.

Additional development work is required for the introduction of the Company's planned new information security products. No assurance can be given that the Company's timetable for these development plans will be achieved or that development efforts will be successful. Delays in the release of new products will cause operational inefficiencies, increased development costs and reduced revenues.

     INTEREST INCOME - Interest income during the three-month period ended March 29, 1997 decreased $18,364, or 20%, from the comparable period in 1996. The lower level of interest income resulted from a reduced level of investment in held-to-maturity securities and interest bearing cash and cash equivalents. Interest income is expected to decline in 1997 as the Company intends to use the proceeds from maturing investments to fund continuing product development and marketing activities to support the Company's planned introduction of advanced information security products. Although the Company believes that the decision to fund these new products is correct, there are no assurances that the investments already made and additional investments planned for 1997 will result in a financial return.

     INCOME TAXES - As of December 31, 1996, the Company recorded an income tax asset of $325,000 related to its net operating loss carryforwards. The Company has not recorded a tax benefit in the current quarter and does not plan to record a tax benefit in future quarters until such time as the profitability outlook in future periods justifies the resumption of income tax benefits.

     FINANCIAL CONDITION - During the three-month period ended March 29, 1997, the Company had a net increase in cash and cash equivalents of $542,326, compared to a decrease of $198,097 in the comparable 1996 period. Investment in held-to-maturity securities decreased $1,942,355 in the 1997 period compared to an increase of $79,066 in the 1996 period. Cash, cash equivalents and investment in held-to-maturity securities were $4,733,229 at March 29, 1997.

Datakey's balance sheet continues to reflect a strong financial position, with $5,024,574 in working capital and a current assets to current liabilities ratio of 3.3 to 1 as of March 29, 1997. The Company plans to continue new product development and marketing activities during 1997 and expects to spend $4.5 to $5 million on these activities. Inventory levels increased $505,000 in the first quarter primarily as a result of acquiring components to support expected sales of newly developed products and purchasing inventory to meet annual requirements to support an existing OEM customer.

The inventory levels are expected to continue to increase in 1997 to support advanced information security products that are planned to be available for sale in the second half of the year. 1997 investments in equipment and maintenance of licenses and patents in 1997 are expected to be about 2 to 3 times the 1996 level of $515,000, primarily related to prepaid license fees for client and server software to be bundled with the Company's information security products. This spending will be funded by a reduction in the Company's marketable debt securities. The Company's working capital and investments are sufficient to fund its planned operations and continued development and promotional activities in 1997.

     EXPECTED LOSS - The Company expects to report a loss in 1997. Although the Company expects to have new end-user products available for sale in the second half of 1997, the marketability of these products will not be known until at least late 1997. The extent of the Company's loss will depend directly on product availability and market acceptance.

                                      RISKS

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that certain important factors identified in this document and in the "Outlook and Risks" section of Part I of the Company 1996 Form 10-KSB, in some cases have affected and in the future could affect the Company's actual results of operations. Such factors may cause the Company's actual results to differ materially from those anticipated in forward-looking statements made in this document relating to (i) the introduction of new products, (ii) increased revenues, (iii) improved gross margins, (iv) expenditures for new product development and marketing and sales, (v) increased inventory levels, (vi) and sufficiency of working capital.

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                          DATAKEY, INC. AND SUBSIDIARY

(A)  Exhibits

     Exhibit 27     Financial Data schedule (only filed with electronic copy)

(B) The Company was not required to and did not file a Form 8-K during the quarter ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

Dated May 12, 1997                          DATAKEY, INC.


                                            BY:  /s/ Carl P. Boecher
                                                 Carl P. Boecher
                                                 President & Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)


                                            BY:  /s/ Alan G. Shuler
                                                 Alan G. Shuler
                                                 Vice President & Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  DATAKEY, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED MARCH 29, 1997

EXHIBIT NO.                   DESCRIPTION


     27                        Financial Data Schedule