Form 10QSB
period 1997-06-28
DATAKEY INC
filed 1997-08-11
CIK 704914

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended June 28, 1997

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

_________________________________________________________________


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


               APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common equity, as of August 11, 1997, is 2,887,235.

     Transitional Small Business Disclosure Format (check one):
                            Yes / /     No /x/

                                 PART I.  FINANCIAL INFORMATION
                                  ITEM I.  FINANCIAL STATEMENTS
                                  DATAKEY, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                              June 28,         December 31,
                                                                   1997               1996
                                                            ------------        -----------
                                                             (UNAUDITED)
          ASSETS
          ------
CURRENT ASSETS
  Cash and cash equivalents                                  $1,324,361           $140,030
  Investment in held-to-maturity securities                   1,589,644          5,993,228
  Trade receivables, less allowance for
    doubtful accounts of $46,700 and $45,000                  1,215,295            634,538
  Inventories                                                 1,799,969          1,128,907
  Prepaid and other                                              99,381             46,962
                                                            -----------         ----------
          Total current assets                                6,028,650          7,943,665
                                                            -----------         ----------
OTHER ASSETS
  Deferred taxes                                                325,000            325,000
  Prepaid licenses at cost,less amort of $21,580 in 1997      1,060,085            129,750
   Patents at cost, less amortization
    of $123,739 and $105,531                                    100,897             99,236
                                                            -----------         ----------
                                                              1,485,982            553,986
                                                            -----------         ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                          1,188,149          1,179,021
  Equipment                                                   2,965,463          2,561,659
  Furniture and fixtures                                        276,407            267,482
  Leasehold improvements                                        276,904            234,452
                                                            -----------         ----------
                                                              4,706,923          4,242,614
  Less accumulated depreciation                              (3,078,546)        (2,840,909)
                                                            -----------         ----------
                                                              1,628,377          1,401,705

                                                             $9,143,009         $9,899,356
                                                            ===========         ==========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                             $925,222           $559,280
  Accrued severance obligation                                  243,400            332,000
  Accrued license fees-current portion                          439,000                  0
  Accrued expenses                                              552,689            315,549
          Total current liabilities                           2,160,311          1,206,829
                                                            -----------         ----------

  Accrued license fees, less current portion                    219,500                  0

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                              375,000            375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares;issued and
    outstanding 2,887,235 and 2,882,069                         144,362            144,103
  Additional paid-in capital                                  4,089,283          4,070,815
  Retained earnings                                           2,154,553          4,102,609
                                                            -----------         ----------
                                                              6,763,198          8,692,527
                                                            -----------         ----------

                                                             $9,143,009         $9,899,356
                                                            ===========         ==========

                           See Notes to Consolidated Financial Statements

                            DATAKEY, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                           Three Months Ended         Six Months Ended
                                           June 28,    June 29,       June 28,    June 29,
                                               1997        1996           1997        1996
                                             ------       -----          -----       -----
Revenue                                 $1,934,129     $1,912,123     $3,343,930  $3,647,840
Cost of goods sold                       1,195,375      1,203,841      2,130,247   2,241,176
                                        ----------     ----------     ----------  ----------
          Gross Profit                     738,754        708,282      1,213,683   1,406,664




Operating expenses:
  Research, development
   and engineering                       1,047,175        525,432      2,063,527     800,008
  Marketing and sales                      393,625        340,310        788,000     622,566
  General and administrative               217,810        233,953        429,366     442,928
                                        ----------     ----------     ----------  ----------


          Total operating expenses       1,658,610      1,099,695      3,280,893   1,865,502
                                        ----------     ----------     ----------  ----------

          Operating loss                  (919,856)      (391,413)    (2,067,210)   (458,838)

Interest income                             43,537         91,431        119,154     185,412
                                        ----------     ----------     ----------  ----------

          Loss before
          income taxes                    (876,319)      (299,982)    (1,948,056)   (273,426)
Income tax expense                               0       (107,600)             0     (97,600)
                                        ----------     ----------     ----------  ----------

          Net loss                       ($876,319)     ($192,382)   ($1,948,056)  ($175,826)
                                        ==========     ==========     ==========  ==========


Net loss  per common share                  ($0.30)        ($0.07)        ($0.67)     ($0.06)
                                        ==========     ==========     ==========  ==========



Weighted average number of
  common shares outstanding              2,887,235      2,879,087      2,886,023   2,841,788
                                        ==========     ==========     ==========  ==========

                            See Notes to Consolidated Financial Statements

                                  DATAKEY, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        Three Months Ended            Six Months Ended
                                          June 28,     June 29,        June 28,     June 29,
                                              1997         1996            1997         1996
                                        ----------     ----------     ----------   ----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                              ($  876,319)   ($  192,382)   ($1,948,056) ($  175,826)
  Adjustments to reconcile net loss to net cash
  provided by (used) in operating activities:
    Depreciation                            122,575        115,158        237,637      225,530
    Amortization                             30,827         35,226         39,788       69,793
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                    (453,579)      (133,063)      (580,757)    (196,890)
      Inventories                          (166,338)        85,824       (671,062)      64,859
      Prepaid expenses and other              6,399         10,992        (52,419)     (31,697)
      Prepaid license fees                 (103,665)             0       (183,665)           0
      Refundable income taxes                     0         46,642              0       46,642
     Increase (decrease) in:
      Accounts payable                        4,887         91,714        365,942       27,220
      Accrued expenses                       (7,258)        90,436        237,140       44,977
      Accrued license fees                 (109,750)             0       (109,750)           0
      Accrued severance                     (47,100)             0        (88,600)           0
      Deferred taxes                              0        (68,531)             0      (68,531)
      Income taxes payable                        0         (9,586)             0            0
                                         ----------     ----------     ----------   ----------

         Net cash provided by (used in)
         operating activities            (1,599,321)        72,430     (2,753,802)       6,077
                                         ----------     ----------     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment        (200,446)      (211,361)      (464,309)    (259,780)
  Purchase of held-to-maturity
    securities                              (41,192)    (1,335,029)      (113,999)  (2,592,125)
  Proceeds from maturity of
    held-to-maturity securities           2,502,421      2,091,000      4,517,583    3,269,000
  Patent  license costs                     (19,457)       (24,353)       (19,869)     (30,424)
                                         ----------     ----------     ----------   ----------

         Net cash provided by
         investing activities             2,241,326        520,257      3,919,406      386,671
                                         ----------     ----------     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                  0        164,918         18,727      166,730
                                         ----------     ----------     ----------   ----------
       Net cash provided by financing
        activities                                0        164,918         18,727      166,730
                                         ----------     ----------     ----------   ----------

         Increase in cash
         and cash equivalents               642,005        757,605      1,184,331      559,478

CASH AND CASH EQUIVALENTS
  Beginning                                 682,356        515,133        140,030      713,260
                                         ----------     ----------     ----------   ----------
  Ending                                 $1,324,361     $1,272,738     $1,324,361   $1,272,738
                                         ==========     ==========     ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Obligation recorded in connection with prepaid
  license fees                                   $0             $0       $768,250           $0
                                         ----------     ----------     ----------   ----------

                            See Notes to Consolidated Financial Statements

                   DATAKEY, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of June 28, 1997 and December 31, 1996 and results of its operations and cash flows for the three-month and six-month periods ended June 28, 1997 and June 29, 1996. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1996 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December
31, 1996.


INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $1,589,644 as of June 28, 1997. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-to-Maturity Securities" as defined in FASB Statement No.
115. The market value of these U.S. Treasury Bill securities is $1,589,282. The unrealized loss, therefore, is $362.

All of the Securities have a maturity date of less than twelve months. The Company has no marketable debt securities which are classified as Available-For-Sale Securities or Trading Securities.


RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is effective for interim and annual reporting periods ending after December 15, 1997. The implementation of SFAS No. 128 is expected to change earnings per share by an immaterial amount.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share.

It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                   DATAKEY, INC. AND SUBSIDIARY
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


     REVENUE - Net sales for the three-month period ended June 28, 1997 increased by $22,006, or 1%, compared to the comparable 1996 period, while net sales for the six-month period declined by $303,910, or 8%, due to a reduction in shipments to OEM product customers in the first quarter of 1997. Revenue in the OEM products business continues to be volatile from quarter to quarter and may be soft again in the third quarter. The Company is continuing its development of advanced system-level products for the information security market. The initial versions of end-user products for the information security marketplace are either currently available for sale or will be available in the third quarter and, based upon current expectations, are expected to result in additional revenue during the second half of 1997. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time. If revenue from the new product line meets the Company's present expectations, the total revenue in 1997 will exceed the 1996 level.

     GROSS PROFIT MARGINS - Gross profit as a percentage of revenue increased to 38% in the three-month period ended June 28, 1997 from 37% in the comparable period but declined to 36% in the six-month period compared to 39% in the 1996 period. The increase in margin percentage in the three-month period and decrease in the six-month period are primarily related to absorption of fixed factory overhead which is favorable when sales increase and unfavorable when sales decline.

     OPERATING EXPENSES - Operating expenses increased by $558,915 and $1,415,391, or 51% and 76%, in the three-month and six-month periods ended June 28, 1997, as compared to the same periods in 1996. The increased expenses are primarily attributable to a substantial increase in research and development and marketing expenses necessary to accelerate the market introduction of sophisticated electronic token-based systems targeted at the rapidly emerging corporate information security marketplace. Research and development expenses are expected to decline during the second half as compared to the first half but will exceed the amounts from the second half of 1996. Marketing and sales expenses are expected to increase by 15 to 20 percent in the second half of 1997, compared to the first half, to support new product introductions and the expected increase in revenue. General and administrative expenses in 1997 are expected to decrease slightly from the 1996 level and will remain at approximately the quarterly rate reflected in the second quarter.

     INTEREST INCOME - Interest income during the three-month and six-month periods ended June 28, 1997, decreased $47,894 and $66,258, or 52% and 36% respectively, from the comparable periods in 1996. The lower level of interest income is a direct result of a reduced level of investment in held-to-maturity securities and interest bearing cash and cash equivalents. Interest income is expected to remain lower in 1997 as the Company intends to continue using the proceeds from maturing investments to fund continuing product development and marketing activities to support the Company's advanced information security products.

     INCOME TAXES - As of December 31,1996 the Company recorded an income tax asset of $325,000 related to its net operating loss carryforwards. Management believes it is more likely than not that the Company will realize income in the future from its existing OEM products business, as well as income from its new advanced information security products business that will allow the Company to utilize a portion of the net operating loss carryforward to reduce future taxable income. However, the net deferred tax asset could be increased or reduced in the future if management's estimates of taxable income during the carryforward period change. The Company has not recorded a tax benefit in the current quarter, related to current operating losses, and does not plan to record a tax benefit in future quarters until such time as the profitability outlook in future periods justifies the resumption of income tax benefits.


     FINANCIAL CONDITION - During the six-month period ended June
28, 1997, the Company had a net increase in cash and cash equivalents of $1,184,331, compared to an increase of $559,478 in the comparable 1996 period. Investment in held-to-maturity securities decreased $4,403,584 in the 1997 period compared to a decrease of $676,905 in the 1996 period. Cash, cash equivalents and investment in held-to-maturity securities were $2,914,005 at June 28, 1997, compared to $6,133,258 at December 31, 1996. The decrease of $3,219,253 is primarily the result of funding operating losses and other operating activities equal to $2,753,802 and $464,309 in purchases of tooling and equipment for the six months ended June 28, 1997.

Datakey's balance sheet continues to reflect a strong financial position, with $3,868,339 in working capital and a current assets to current liabilities ratio of 2.8 to 1 as of June 28, 1997. The Company plans to continue new product development and marketing activities during the remainder of 1997 and expects to spend about $2.0 to $2.2 million on these activities in the second half.
Inventory levels increased $670,000 in the first half primarily as a result of acquiring components to support sales of newly developed products which have not yet sold in material quantities. Trade receivables increased by $580,000 in the six-month period ended June 28, 1997, due to a substantial increase in revenue in June, 1997, compared to December, 1996.

The inventory levels are expected to level out in the second half of 1997 as the new products are sold. Investments in equipment and maintenance of licenses and patents in the second half of 1997 are expected to be about $250,000 primarily related to prepaid license fees for client and server software to be bundled with the Company's information security products. This spending has been and will continue to be funded by a reduction in the Company's marketable debt securities.

The Company's working capital and investments are sufficient to fund its planned operations and continued development and promotional activities in 1997. The Company's ability to fund its business in 1998 with its own cash resources will depend primarily on the successful introduction and marketing of its end-user products. In the event that the Company's end-user products do not receive the market acceptance currently projected, or such market acceptance is slow to develop, the Company will require debt or equity financing to fund its business. Such financing may or may not be available depending on the success of its new product line.

     EXPECTED LOSS - The Company expects to report a loss in 1997. Although the Company expects to have several end-user products available for sale in the second half of 1997, the marketability of these products will not be known until at least late 1997. The extent of the Company's loss will depend directly on product availability and market acceptance.

                       CAUTIONARY STATEMENTS

This Management's Discussion and Analysis contains certain forward looking statements relating primarily to the introduction of the Company's information security end-user products and the anticipated generation of revenue from such products. These statements are subject to certain risks and uncertainties which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the ability of the Company to successfully develop all of the new products under development; (ii) the capability of the new products to function as currently anticipated; and (iii) market acceptance of the new products.

                    PART II. OTHER INFORMATION
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
                   DATAKEY, INC. AND SUBSIDIARY


The Company held its Annual Meeting on Wednesday, June 4, 1997.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

By a vote of 2,583,265 shares in favor, with 163,825 shares opposed and 3,185 shares abstaining, the shareholders set the number of directors to be elected at six (6).

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:


                    NUMBER OF      NUMBER OF
NOMINEE             VOTES FOR      VOTES WITHHELD
__________________  ___________    ________________

John H. Underwood   2,579,572      170,703
Terrence W. Glarner 2,587,972      162,303
Thomas R. King      2,587,972      162,303
Gary R. Holland     2,587,972      162,303
Eugene W. Courtney  2,587,972      162,303
Carl P. Boecher     2,587,972      162,303


The shareholders approved, by a vote of 1,360,839 for, 646,356 against, 8,200 abstaining and 734,880 broker non-votes, the Company's 1997 Stock Option Plan.

The shareholders also ratified the appointment of McGladrey &
Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1997, by a vote of 2,737,700 shares in favor, 7,000 shares opposing and 5,575 shares abstaining.

                    PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(A)  Exhibits

     Exhibit 10     Amended 1997 Management Incentive Plan
     Exhibit 27 Financial Data Schedule (only filed with electronic copy)

(b) The Company was not required to and did not file a Form 8-K during the quarter ended June 28, 1997.

                            SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 11, 1997              DATAKEY, INC.


                                   BY: /s/ Carl P. Boecher
                                        Carl P. Boecher
                                        President & Chief Executive
                                        Officer
                                       (Principal Executive
                                        Officer)


                                   BY: /s/ Alan G. Shuler
                                        Alan G. Shuler
                                        Vice President & Chief
                                        Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                           DATAKEY, INC.
                   EXHIBIT INDEX TO FORM 10-QSB
                  FOR QUARTER ENDED JUNE 28, 1997


     EXHIBIT NO.              DESCRIPTION
     ___________              ________________________________

          10                  Amended 1997 Management Incentive
                              Plan
          27                  Financial Data Schedule