Form 10QSB
period 1997-09-27
DATAKEY INC
filed 1997-11-12
CIK 704914

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997

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


   -----------------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes /x/     No / /


               APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer's common equity, as of November 11, 1997, is 2,887,235.

     Transitional Small Business Disclosure Format (check one):
                             Yes / /      No /x/

                                  PART I.  FINANCIAL INFORMATION
                                  ITEM I.  FINANCIAL STATEMENTS

                                  DATAKEY, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                                             September 27,      December 31,
                                                                   1997               1996
                                                            ---------------     -------------
                                                             (UNAUDITED)
          ASSETS
          ------
CURRENT ASSETS
  Cash and cash equivalents                                  $1,470,050           $  140,030
  Investment in held-to-maturity securities                     376,281            5,993,228
  Trade receivables, less allowance for
    doubtful accounts of $41,141 and $45,000                  1,153,125              634,538
  Inventories                                                 1,622,588            1,128,907
  Prepaid and other                                              59,947               46,962
                                                            ---------------     -------------
          Total current assets                                4,681,991            7,943,665
                                                            ---------------     -------------

OTHER ASSETS
  Deferred taxes                                                325,000              325,000
  Prepaid licenses at cost, less amortization
     of $54,361 in 1997                                       1,027,139              129,750
   Patents at cost, less amortization
    of $133,348 and $105,531                                    112,340               99,236
                                                            ---------------     -------------
                                                              1,464,479              553,986
                                                            ---------------     -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                          1,206,310            1,179,021
  Equipment                                                   2,929,407            2,561,659
  Furniture and fixtures                                        298,771              267,482
  Leasehold improvements                                        281,956              234,452
                                                            ---------------     -------------
                                                              4,716,444            4,242,614
  Less accumulated depreciation                              (3,135,177)          (2,840,909)
                                                            ---------------     -------------
                                                              1,581,267            1,401,705
                                                            ---------------     -------------

                                                             $7,727,737           $9,899,356
                                                            ===============     =============


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                             $471,998             $559,280
  Accrued severance obligation                                  201,900              332,000
  Accrued license fees-current portion                          439,000                    0
  Accrued expenses                                              474,977              315,549
                                                            ---------------     -------------
          Total current liabilities                           1,587,875            1,206,829
                                                            ---------------     -------------

  Accrued license fees, less current portion                    109,750                    0

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                              375,000              375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and
    outstanding 2,887,235 and 2,882,069                         144,362              144,103
  Additional paid-in capital                                  4,089,283            4,070,815
  Retained earnings                                           1,421,467            4,102,609
                                                            ---------------     -------------
                                                              6,030,112            8,692,527
                                                            ---------------     -------------

                                                             $7,727,737           $9,899,356
                                                            ===============     =============

   See Notes to Consolidated Financial Statements


                                  DATAKEY, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                               Three Months Ended          Nine Months Ended
                                        September 27,  September 28,  September 27,  September 28,
                                                1997          1996            1997          1996
                                        ------------   ------------   ------------   ------------

Revenue                                  $1,603,846     $1,765,812     $4,947,776     $5,413,652
Cost of goods sold                        1,096,332      1,166,843      3,226,579      3,408,019
                                        ------------   ------------   ------------   ------------

          Gross Profit                      507,514        598,969      1,721,197      2,005,633




Operating expenses:
  Research, development
   and engineering                          653,137       613,980       2,716,664      1,413,988
  Marketing and sales                       431,124       324,571       1,219,124        947,137
  General and administrative                184,713       214,990         614,079        657,918
                                        ------------   ------------   ------------   ------------


          Total operating expenses        1,268,974     1,153,541       4,549,867      3,019,043
                                        ------------   ------------   ------------   ------------

          Operating loss                   (761,460)     (554,572)     (2,828,670)    (1,013,410)

Interest income                              28,374        89,546         147,528        274,958
                                        ------------   ------------   ------------   ------------

          Loss before
          income taxes                     (733,086)     (465,026)     (2,681,142)      (738,452)
Income tax benefit                                0      (167,000)              0       (264,600)
                                        ------------   ------------   ------------   ------------

          Net loss                        ($733,086)    ($298,026)    ($2,681,142)     ($473,852)
                                        ============   ============   ============   ============


Net loss  per common share                   ($0.25)      ($0.10)          ($0.93)        ($0.17)
                                        ============   ============   ============   ============



Weighted average number of
  common shares outstanding               2,887,235      2,880,403       2,886,431     2,854,707
                                        ============   ============   ============   ============

       See Notes to Consolidated Financial Statements

                                            DATAKEY, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                            Three Months Ended             Nine Months Ended
                                        September 27,  September 28,  September 27,  September 28,
                                              1997         1996            1997         1996
                                        ------------   ------------   ------------   ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                               ($733,086)     ($298,026)    ($2,681,142)    ($473,852)
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
    Depreciation                           131,642        115,973         369,279       341,503
    Amortization                            42,390         15,320          82,178        85,113
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                     62,170        107,706        (518,587)      (89,184)
      Inventories                          177,381        225,995        (493,681)      290,854
      Prepaid expenses and other            39,434         30,477         (12,985)       (1,220)
      Prepaid license fees                     165              0        (183,500)            0
      Refundable income taxes                    0              0               0        46,642
     Increase (decrease) in:
      Accounts payable                    (453,224)      (116,950)        (87,282)      (89,730)
      Accrued expenses                     (77,712)        74,186         159,428       147,732
      Accrued license fees                (109,750)             0        (219,500)            0
      Accrued severance                    (41,500)             0        (130,100)            0
      Deferred taxes                             0       (167,500)              0      (264,600)
      Income taxes payable                       0              0               0             0
                                        ------------   ------------   ------------   ------------

         Net cash  (used in)
         operating activities             (962,090)       (12,819)     (3,715,892)       (6,742)
                                        ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment        (84,532)       (32,030)       (548,841)     (291,810)
  Purchase of held-to-maturity
    securities                             (13,637)    (2,751,368)       (127,636)   (5,343,464)
  Proceeds from maturity of
    held-to-maturity securities          1,227,000      2,060,000       5,744,583     5,329,000
  Patent costs                             (21,052)          (904)        (40,921)      (31,327)
                                        ------------   ------------   ------------   ------------

         Net cash provided by (used in)
         investing activities            1,107,779       (724,302)      5,027,185      (337,601)
                                        ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                 0         14,500          18,727       181,230
                                        ------------   ------------   ------------   ------------
          Net cash provided by financing
           activities                            0         14,500          18,727       181,230
                                        ------------   ------------   ------------   ------------

         Increase (decrease) in cash
         and cash equivalents              145,689       (722,621)      1,330,020      (163,113)

CASH AND CASH EQUIVALENTS
  Beginning                              1,324,361      1,272,738         140,030       713,230
                                        ------------   ------------   ------------   ------------
  Ending                                $1,470,050       $550,117      $1,470,050      $550,117
                                        ============   ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Obligation recorded in connection with
  prepaid license fees                          $0             $0        $768,250            $0
                                        ============   ============   ============   ============

          See Notes to Consolidated Financial Statements

                  DATAKEY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of September 27, 1997 and December 31, 1996 and results of its operations and cash flows for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in the 1996 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December
31, 1996.


INVESTMENT IN HELD-TO-MATURITY SECURITIES

The Company held marketable debt securities with an amortized cost of $376,281 as of September 27, 1997. As it is the intention of the Company to hold these securities to maturity, they are accounted for as "Held-to-Maturity Securities" as defined in FASB Statement No. 115. The market value of these U.S. Treasury Bill securities is $376,337. The unrealized gain, therefore, is $56.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  DATAKEY, INC. AND SUBSIDIARY
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


     REVENUE - Net sales for the three-month period ended September 27, 1997 decreased by $161,966, or 9%, compared to the comparable 1996 period, while net sales for the nine-month period declined by $465,876, or 9%, due to a reduction in shipments to OEM product customers in the first and third quarters of 1997. Revenue in the OEM products business continues to be volatile from quarter to quarter and is likely to be soft again in the fourth quarter. The Company is continuing its development of advanced system-level products for the information security market. The initial versions of end-user products for the information security marketplace are currently available for sale and, based upon current expectations, are expected to result in limited revenue during the fourth quarter of 1997. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time. Based upon the Company's current expectations, the revenue for 1997 will not exceed the 1996 level.

     GROSS PROFIT MARGINS - Gross profit as a percentage of revenue decreased to 32% in the three-month period ended September 27, 1997 from 34% in the comparable period and declined to 35% in the nine-month period compared to 37% in the 1996 period. The decline in margin percentage in the three-month period and in the nine-month period is due to the lower level of sales as well as product costs related to introduction of the new products.

     OPERATING EXPENSES - Operating expenses increased by $115,433 and $1,530,824, or 10% and 51%, in the three-month and nine-month periods ended September 27, 1997, as compared to the same periods in 1996. The increased expenses are primarily attributable to a substantial increase in research and development and marketing expenses necessary to accelerate the market introduction of electronic token-based systems targeted at the corporate information security marketplace. Research and development expenses are expected to decline during the fourth quarter as compared to the first three quarters and will be below the amounts from the fourth quarter of 1996. Marketing and sales expenses are expected to increase by 15 to 20 percent in the fourth quarter of 1997, compared to the first three quarters, to support new product introductions. General and administrative expenses in 1997 are expected to decrease slightly from the 1996 level and will remain at approximately the quarterly rate reflected in the second and third quarters.

     INTEREST INCOME - Interest income during the three-month and nine-month periods ended September 27, 1997, decreased $61,172 and $127,430, or 68% and 46% respectively, from the comparable periods in 1996. The lower level of interest income is a direct result of a reduced level of investment in held-to-maturity securities and interest bearing cash and cash equivalents. Interest income is expected to remain lower in the fourth quarter of 1997 as the Company intends to continue using the proceeds from maturing investments to fund continuing product development and marketing activities to support the Company's advanced information security products.

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


     FINANCIAL CONDITION - During the nine-month period ended September 27, 1997, the Company had a net increase in cash and cash equivalents of $1,330,020, compared to a decrease of $163,113 in the comparable 1996 period. Investment in held-to-maturity securities decreased $5,616,947 in the 1997 period compared to an increase of $14,464 in the 1996 period. Cash, cash equivalents and investment in held-to-maturity securities were $1,846,331 at September 27, 1997, compared to $6,133,258 at December 31, 1996. The decrease of $4,286,927 is primarily the result of funding operating losses and other operating activities equal to $3,715,892 and in purchases of tooling and equipment equal to $548,841 for the nine months ended September 27, 1997.

Datakey's balance sheet continues to reflect a strong financial position, with $3,094,116 in working capital and a current assets to current liabilities ratio of 2.9 to 1 as of September 27, 1997. The Company plans to continue new product development and marketing activities during the remainder of 1997 and expects to spend about $925,000 on these activities in the fourth quarter. Trade receivables increased by $519,000 in the nine-month period ended September 27, 1997, due to a substantial increase in revenue in September, 1997. Inventory levels increased $494,000 in the nine-month period primarily as a result of acquiring components to support sales of newly developed products which have not yet sold in material quantities.

The inventory levels are expected to level out or decline slightly in the fourth quarter of 1997 as the new products are sold. Payments on the accrued license fees will be approximately $110,000 in the fourth quarter of 1997. The Company intends to continue to fund such spending by a reduction in the Company's marketable debt securities.

The Company will be able to fund its planned operations and continued development and promotional activities related to its new products in 1997. While it is too early to predict with certainty, the Company may need additional capital to fund its operations in 1998 even if the Company's end-user products receive the market acceptance currently projected. The Company is beginning to explore certain funding sources and is hopeful of consummating a private financing in the first quarter of 1998. If the market acceptance of the Company's end-user products is significantly less than the Company currently projects, or such market acceptance is slow to develop, the Company may need funds in addition to those which it hopes to raise in such private financing. In such circumstances, there is no assurance that the necessary funding would be available upon acceptable terms.


                      CAUTIONARY STATEMENTS

This Management's Discussion and Analysis contains certain forward looking statements relating primarily to the introduction of the Company's information security end-user products and the anticipated generation of revenue from such products. These statements are subject to certain risks and uncertainties which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include:
(i) the ability of the Company to successfully develop all of the new products under development and to control costs as necessary;
(ii) the capability of the new products to function as currently anticipated; and (iii) market acceptance of the new products.

                   PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(A)  Exhibits

     Exhibit 27 Financial Data Schedule (only filed with electronic copy)

(b) The Company was not required to and did not file a Form 8-K during the quarter ended September 27, 1997.

                           SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 11, 1997            DATAKEY, INC.


                                   BY: /s/ Carl P. Boecher
                                        Carl P. Boecher
                                        President & Chief Executive
                                        Officer
                                       (Principal Executive
                                        Officer)

                                   BY: /s/ Alan G. Shuler
                                        Alan G. Shuler
                                        Vice President & Chief
                                        Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                          DATAKEY, INC.
                  EXHIBIT INDEX TO FORM 10-QSB
              FOR QUARTER ENDED SEPTEMBER 27, 1997


     EXHIBIT NO.              DESCRIPTION

          27                  Financial Data Schedule