Form 10KSB40
period 1997-12-31
DATAKEY INC
filed 1998-03-26
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $5,977,464.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $6,529,018 based upon the closing sale price of the Issuer's Common Stock on March 13, 1998.

As of March 13, 1998, there were 2,887,235 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"). Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 1998 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)  YES  [  ]   NO  [ X ]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

         Datakey, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 1976 under the name "The Systems Group, Inc." In 1980, the Company changed its name to Datakey, Inc. The Company provides product, subsystem and system solutions to record, store and transmit electronic information. Datakey also manufactures and sells products and systems directed to the information security market which will enable user identification and authentication, secure data exchange and information validation. It also provides OEM products, consisting of proprietary memory keys, cards and other custom-shaped tokens that serve as a convenient way to carry electronic information and are packaged to survive in portable environments.

         The Company's first portable information system, consisting of an electronic key and support electronics, was introduced in 1981 for applications requiring convenient storage, transportation and management of information. The Company's current system utilizes semiconductor technology to provide a storage device more versatile than conventional portable information products such as keys, badges and magnetic stripe cards. The Company's current product line of portable data carriers and associated interface products provide up to 16,384,000 bits of data storage which are used in a wide range of applications including communications security, computer security, facility security, vending and process control.

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

         The Company has introduced an end-user system level product which is designed to provide electronic signatures on computer aided drafting (CAD) drawings and additional end-user systems that are designed to provide advanced information security utilizing digital signatures and encryption. These systems incorporate hardware and software to provide a higher level of security than is obtainable with current software only solutions.

Current Products and Products Under Development

Electronic Products

         Portable Data Carrier Devices. Portable data carriers are electronic memory devices which store information. They have a plastic exterior, are in the forms of keys, cards, or custom shaped tokens and encapsulate semiconductor memory. Certain devices have been designed to store information which may be retrieved, altered, erased or updated; while other devices have been designed to store one-time programmable information which may be retrieved but not altered or updated. The storage capacities of the Company's portable memory devices range from 1,024 bits (150 alphanumeric characters) to 16,384,000 bits. The portable data carriers are priced generally between $2 and $100 per unit, depending on capacities and quantities purchased.

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

Integrated System Solutions

         For the past two years, Datakey has been developing new products that provide advanced security solutions to the problems of organizations, worldwide. The first release of these token-based information security systems was introduced in September 1997 and additional versions are expected to be introduced in the first half of 1998. The launch and success of such products is dependent on further successful development efforts and market acceptance, along with other risks. See "Forward Looking Statements."

         SignaSURE  CIP.   Password-based   software   programs  that  implement
public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software. Password-based security, however, is insufficient for private networks with connections outside of the corporation. The Company's SignaSURE CIP (Cryptographic Interface Provider) is designed to solve this problem, allowing the Internet to be used safely for electronic commerce.

         SignaSURE CIP allows users and value-added resellers to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme--something that is owned (a hardware token) and something that is known (a password to activate the token)--for a much stronger level of security than password-based software solutions. SignaSURE CIP provides token upgrades for Cryptoki or PKCS-11 standard information security interface applications and for applications that incorporate Microsoft's CryptoAPI. These products offer "load, plug and play" convenience for strong information security.

         SignaSURE CIP products include a user-unique smart card or smart key that holds the critical information to perform the cryptographic functions necessary for information privacy and data integrity, a companion reader/writer that plugs into a computer's serial port, PCMCIA port or floppy disk drive, and software which is loaded into the workstation and interfaces to the application program. The Company introduced, in September 1997, a version of SignaSURE CIP that utilizes the standard PKCS #11 (Cryptoki) Interface and plans to release in early 1998 a version that utilizes Microsoft's CryptoAPI.

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

         SignaSURE DTK is a turnkey package that the Company designed to allow software developers to integrate Datakey hardware tokens and a public-key infrastructure into their applications. DTK includes up to three main components: hardware cryptographic tokens, interface and integration software and security infrastructure products. DTK is available in four configurations ranging from just a token with a reader/writer and integration software, to the full public-key infrastructure configuration that issues and manages hardware tokens and digital certificates. This product flexibility allows user-developers who utilize SignaSURE DTK to integrate just what is needed for their application. The Company began selling the SignaSURE DTK in mid-1997.

         SignaSURE EDM. Design and drafting was revolutionized several decades ago with the introduction of computer aided-design (CAD) software. However, engineers still must print their CAD-created designs, approve the documents with hand-written signatures, and archive these hand-signed originals to maintain change control and ensure design traceability. The Company's SignaSURE EDM (Electronic Document Manager), which Datakey began to sell in late 1996, provides a way to sign an electronic document to ensure its authenticity, thus eliminating the need for hand-signed originals and all of the storage and archiving requirements for paper-based engineering drawings and documents.

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

         SignaSURE EDM includes a smart card or smart key that generates the user's digital signature, a companion reader/writer that plugs into a computer's serial port, and a software program which is loaded into the workstation. SignaSURE EDM operates on all Windows operating systems, is compatible with all CAD programs and file formats, and moves design and drafting to a paperless environment. A new SignaSURE version of EDM with a more "windows like" look and feel is scheduled for release in the second quarter of 1998.

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

         SignaSURE ESS is an integrated end-to-end data security system that the Company believes will assure secure network access, confidential information exchange, integrity of data and transaction non-repudiation. Secure, personalized smart tokens are employed within a public key infrastructure to provide a higher level of information security than is provided by software-only solutions. Security functions are integrated into applications like Microsoft Office(TM), thereby providing seamless security operation to the user. SignaSURE ESS will operate over the Internet, and wide and local area networks enabling secure information exchange for all users, whether local or remote to the enterprise.

         SignaSURE ESS includes a user-personalized smart card or smart key hardware token and companion reader/writer for workstation or laptop that perform the functions necessary for information privacy and data integrity. It also incorporates client software that manages secure information and interfaces to applications, and server-based, enterprise infrastructure hardware and software that initialize SignaSURE ESS and continually ensures all users are authorized. The Company expects to begin selling SignaSURE ESS in the second quarter of 1998.

         The following chart shows the Company's SignaSURE products:

                                                            SignaSURE Product
----------- --------------------------- -----------------------------------------------------------
Attribute                                  CIP         CSP        DTK         EDM         ESS
----------- --------------------------- ----------- ---------- ----------- ---------- -------------
Customer    Organizational End-User         x           x                                  x
            Engineer/Architect End-User                                        x
            Software Developer                                     x
----------- --------------------------- ----------- ---------- ----------- ---------- -------------
System Type Integrated Solution                                                x           x
            Add-on Subsystem                x           x
            Component                                              x
----------- --------------------------- ----------- ---------- ----------- ---------- -------------
Application Information Security            x           x                                  x
            Paperless Automation                                               x
            Token Integration               x           x          x
----------- --------------------------- ----------- ---------- ----------- ---------- -------------
Hardware    Datakey Smart Token             x           x          x           x           x
            Datakey Reader/Writer           x           x          x           x           x
----------- --------------------------- ----------- ---------- ----------- ---------- -------------
Software    Security Solution                                                  x           x
            Token Interface                 x           x          x
----------- --------------------------- ----------- ---------- ----------- ---------- -------------

Year 2000

         The Company's products are designed on an operating system which uses four digits in designating the year. As a result, these products can distinguish the year 2000 from the year 1900; therefore, the year 2000 will not cause problems.


Research and Development

         During 1997, the Company continued the development of portable data carriers to expand its line of standard products as well as newly designed custom products. The Company also substantially increased its development of token-based information security products.

         As the need for computer security products continues to grow, the Company has been expending significant effort into development of token-based computer information security systems. The Company's SignaSURE line of information security products, which were initially released for sale during 1997, are designed to provide encryption and digital signatures required for electronically generated documents on computer networks.

         The technology involved in information systems in undergoing rapid expansion and advancement which could result in the development of new products and systems which may make the Company's present information security products obsolete. The initial development effort for the Company's information security products was completed in 1997 but the Company must continue to improve its present information security products in order to remain competitive.

         In 1997, 1996 and 1995, research and development expenses were $3,186,000, $2,263,000 and $704,000, respectively. The Company expects that research and development expenses in 1998 will be about 45% less than in 1997.

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

Sources of Supply

         The Company purchased microprocessors for its advanced information security products (the SignaSURE line of products) from a single supplier in 1997. This supplier also provided a proprietary card and key (token) operating system which will be discontinued after the current supply of microprocessors is depleted. The Company has also developed its own proprietary card operating system which is "masked" into a new microprocessor. The new microprocessor is being purchased from a different single supplier, will be placed into smart cards and smart keys and introduced to the marketplace when the current supply of microprocessors is depleted.

         Due to the unique nature of these cryptographic microprocessors, there are currently a limited number of alternative sources of supply and, due to different operating systems and other characteristics, one supplier's microprocessors are not easily interchanged with another. Should the newly arranged source of supply become inadequate or inferior to other offerings in the future, the Company will be required to incur a significant cost and possibly experience a gap in supply to switch to a new supplier.

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

Significant Customer

         The Company sells its electronic products to a number of commercial original equipment manufacturers (OEMs) and other customers, including governmental entities. At this time, the Company is not dependent on any one customer or few customers, the loss of which would have a material adverse effect on its business.

Marketing

         General. While there appears to be a broad range of applications and potential customers for portable data carriers, no single application group has evidenced strong, long-term growth potential. The diversity of potential applications has made it difficult for the Company to focus its limited marketing resources. In 1995, sales to OEM customers increased 23% to $7,219,000, in 1996 they decreased 9% to $6,559,000, and in 1997 they decreased 11% to $5,868,000. The Company believes that commercial OEM sales may decrease again in 1998.

         New end-user products being developed for the information security marketplace were introduced in 1997 and, based upon current expectations, are expected to result in material revenue during the second half of 1998. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time.

         Market of OEM Products. To date, most applications in the commercial and government market have used the Data Key for electronic security and equipment control applications. The Company is seeking to develop other long-term business in this market. The Company markets its products to both domestic and international customers using the following channels.

                  Domestic. The Company markets its portable information products domestically through a combination of direct and indirect sales personnel. In addition, it utilizes advertising, trade shows and direct mail to reach its buying audience. In 1997, 1996 and 1995, OEM sales to domestic customers, and the corresponding percentage of total revenue, were approximately $4,068,000 (68%), $4,653,000 (71%) and $5,312,000 (74%), respectively.

                  International. The Company presently markets its portable information products internationally through an independent sales agent in the United Kingdom and agents and/or distributors in Columbia, Australia, Belgium, the Netherlands and Germany. The Company has customers in other countries who are handled on a direct basis from the Company's headquarters in the United States. The Company intends to expand into other international market areas in the future. In 1997, 1996 and 1995, OEM sales to international customers, and the corresponding percentage of total revenue, were approximately $1,800,000 (30%), $1,906,000 (29%) and $1,907,000 (26%), respectively.

End-User Products

         Datakey plans to market and sell its advanced information security products (the initial offerings in its end-user systems line) through a combination of direct sales and marketing personnel, dealers, distributors, value added resellers and system integrators/developers.

         The direct sales and marketing personnel will concentrate primarily on relationships with large security-conscious organizations either through direct or indirect contact, establishing alliances with system integrators/developers and setting up dealer/distributor relationships for its products. The future revenue of Datakey end-user systems is dependent on the success of a new and untested marketing and direct sales organization. Also, see "Risks and Uncertainties" in the Management's Discussion and Analysis contained in the Company's 1997 Annual Report, portions of which are included in Exhibit 13.1 of this Report.

Backlog

         As of March 9, 1998, the Company had an order backlog, totaling approximately $3,047,000, including approximately $404,000 with scheduled shipment dates in 1999, compared to $4,127,000 a year ago, $1,187,000 of which were scheduled for shipment in 1998. Although the orders contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer's request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

Competition

         Electronic   Products.   The  Company's  primary  competition  for  its
electronic products sold to OEMs is presently, and is expected to remain, conventional portable information systems, such as keys and cards, and more advanced portable information systems including those in the familiar credit card format, such as "smart cards," Personal Computer Memory Card Industry Association (PCMCIA) cards, magnetic stripe cards, bar-code cards and laser technology cards. The Company's products, when used as a portable data base, may also compete with centralized data base systems. Many of the manufacturers of these portable information devices and systems are large, well-established companies.

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

         Magnetic stripe cards are relatively inexpensive and are used extensively in the access control industry and in the banking and credit card industries. These markets are not priority markets for the Company's portable information devices. Magnetic stripe cards are not conveniently updated, have limited storage capacity and generally have a useful life of one or two years. As a result, the Company believes its products are technologically superior and may be more cost-effective for applications requiring more complex technologies.

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

         Integrated System Solutions. Datakey currently offers token-based (smart card, smart key) information security systems which are primarily utilized in encryption for electronic mail privacy, private and secure file transfer and digital signatures for electronic document authentication. The Company also sells a digital signature based product, known as SignaSURE EDM, which enables users to electronically sign computer-aided drafting (CAD) documents. The Company is continuing a significant product development effort to expand the applications and ease-of-use of its products and systems. See "Products--Integrated System Solutions."

         Competition in the information security business is varied with companies offering hardware solutions, software solutions and combinations of hardware and software solutions. As awareness for security on the Internet, company intranets and on other local area networks has increased over the past few years, many companies have introduced software and/or hardware based products to provide security. These products range from software-based password only systems to firewalls, which may be very sophisticated. Other applications are using hand held hardware devices, commonly referred to as tokens, to provide access to networks and, in some cases, use encryption and digital signatures to further secure networks.

         The Company's advanced information security products, some of which are released and some of which are currently in development, are based upon a smart card or smart key and utilize encryption and digital signatures. They also include extensive software to make the system user-friendly and seamless with common desktop software packages. The Company feels this will provide a unique combination of advanced security features at a reasonable selling price. There are several companies operating in this highly competitive and rapidly changing marketplace, however, and many of such companies have strong name recognition and vast financial resources. The Company believes it can compete on the basis of its unique design and ease of use. The initial reception to the Company's products in the marketplace, beginning in late 1997, has been encouraging and sales of evaluation units and units for pilot programs have been progressing very well. There are no assurances, however, that the existing and future products will, in the long term, be accepted in the marketplace.

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

Employees

         The Company presently employs 55 full-time employees, 14 of whom are involved in manufacturing, 5 in materials handling, 3 in quality assurance, 14 in engineering, 11 in marketing/sales and 8 in general and administrative areas. In addition, the Company uses contract labor during peak production times and for major projects. The Company's employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

Forward Looking Statements

Certain statements made in this Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

-- The expectation that Datakey in the first half of 1998 will introduce additional versions of its token-based information security systems, a new version of SignaSURE CIP, and a new version of SignaSURE EDM is subject to the risk of unanticipated problems or delays in development and depends upon market acceptance and demand, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.

-- The expectation that Datakey will begin to sell SignaSURE ESS in the second quarter of 1998 depends upon successful development efforts and meeting the currently scheduled timetable for such development.

-- The expectation that the Company will continue to improve its manufacturing processes, leading to more efficient production, depends on the Company's ability to monitor such processes and to add capital equipment to its manufacturing operations.

-- The expectation that the Company will expand sales in international markets depends on the acceptance of its products in such markets, the quality and performance of the Company's products as compared to competitive products, the effectiveness of relatively new marketing and sales personnel, and other general market and competitive conditions within such markets.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consists of 18,488 square feet. Approximately one-half of the space is used for manufacturing and warehousing, and the balance for present and future office space. All of this space is rented under a lease which extends through June 1999. The Company also utilizes approximately 2,400 square feet in a nearby office under a sublease that expires in May 1999. The annual rent expense for the space currently occupied is $156,000, plus a portion of the operating expenses and real estate taxes. The Company believes its space is sufficient for its needs in the foreseeable future, and it believes its property is adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market System under the symbol DKEY. The high and low sale prices for the common stock by quarter as reported by Nasdaq are set forth in the following table for 1997 and 1996.

         On March 13, 1998, the Company had approximately 1,100 shareholders, including approximately 800 beneficial owners. The Company has never paid dividends and does not plan to in the foreseeable future.
                                                        Sale Prices
                                                    High      Low
1997
   1st Quarter.................................     $4 7/8    $2 1/4
   2nd Quarter.................................     $4 7/8    $1 7/8
   3rd Quarter.................................     $4 1/4    $3
   4th Quarter.................................     $4 1/4    $3 1/8

1996
   1st Quarter.................................     $5 7/8    $3 3/4
   2nd Quarter.................................     $8 3/4    $3 7/8
   3rd Quarter.................................     $7 3/4    $4 1/4
   4th Quarter.................................     $5 3/8    $3

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1997 Annual Report, a portion of which is included herewith in
Exhibit 13.1 to this Report.

ITEM 7.  FINANCIAL STATEMENTS

         The  following  financial   statements  of  the  Company  are  included
immediately following the signature page of this Report on the pages indicated:

                                                                          Page
      Independent Auditor's Report                                         F-1
      Consolidated Balance Sheets as of December 31, 1997 and 1996         F-2
      Consolidated  Statements of Operations  for Years Ended
             December 31, 1997,  1996  and 1995                            F-4
      Consolidated  Statements  of  Stockholders'  Equity for Years
             Ended  December 31,  1997, 1996 and 1995                      F-5
      Consolidated  Statements  of Cash Flows for Years Ended
             December 31, 1997,  1996 and 1995                             F-7
      Notes to Consolidated Financial Statements                           F-9


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's directors and executive officers is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders under the captions "Determination of Number and Election of Directors" and "Executive Officers of the Company." The Company's proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Compliance With
Section 16(a) of the Exchange Act."

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Management and Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1998                    DATAKEY, INC.


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

SIGNATURES                          TITLES                             DATE

/s/ Carl P. Boecher       Chief Executive Officer and           March 26, 1998
Carl P. Boecher           Director (Principal Executive
                          Officer)

/s/ Alan G. Shuler        Vice President and Chief              March 26, 1998
Alan G. Shuler            Financial Officer (Principal
                          Financial and Accounting Officer)

/s/ Thomas R. King        Director and Secretary                March 26, 1998
Thomas R. King

/s/ Terrence W. Glarner   Director                              March 26, 1998
Terrence W. Glarner

/s/ Gary R. Holland       Chairman of the Board of              March 26, 1998
Gary R. Holland           Directors

/s/ Eugene W. Courtney    Director                              March 26, 1998
Eugene W. Courtney

/s/ John H. Underwood     Director                              March 26, 1998
John H. Underwood

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders
Datakey, Inc.
Burnsville, Minnesota



We have audited the accompanying consolidated balance sheets of Datakey, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datakey, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   /S/ McGladrey & Pullen, LLP
                                                   McGLADREY & PULLEN, LLP



Minneapolis, Minnesota
February 3, 1998

DATAKEY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

ASSETS (Note 9)                                                       1997         1996
                                                                  ----------   ----------
Current Assets
     Cash and cash equivalents                                    $1,305,392   $  140,030
     Investment in held-to-maturity securities (Note 2)                 --      5,993,228
     Trade receivables, less allowance for doubtful accounts of
         $30,000 in 1997 and $45,000 in 1996 (Note 7)                634,267      634,538
     Inventories (Note 3)                                          1,082,737    1,128,907
     Prepaid expenses and other                                       53,360       46,962
                                                                  ----------   ----------
                   Total current assets                            3,075,756    7,943,665
                                                                  ----------   ----------

Other Assets
     Deferred taxes (Note 4)                                            --        325,000
     Licenses and patents, less amortization--1997 $181,801;
         1996 $105,531 (Note 8)                                    1,104,302      228,986
                                                                  ----------   ----------
                                                                   1,104,302      553,986
                                                                  ----------   ----------

Equipment and Leasehold Improvements, at cost
     Production tooling                                            1,215,012    1,179,021
     Equipment                                                     2,956,269    2,561,659
     Furniture and fixtures                                          298,771      267,482
     Leasehold improvements                                          281,956      234,452
                                                                  ----------   ----------
                                                                   4,752,008    4,242,614

     Less accumulated depreciation                                 3,278,760    2,840,909
                                                                  ----------   ----------
                                                                   1,473,248    1,401,705
                                                                  ----------   ----------
                                                                  $5,653,306   $9,899,356
                                                                  ==========   ==========

See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                               1997            1996
                                                               -----------    -----------
Current Liabilities
     Accounts payable                                          $   184,103    $   559,280
     Accrued expenses:
         Compensation                                              410,055        538,664
         Other                                                      91,774        108,885
     License obligation (Note 8)                                   439,000           --
                                                               -----------    -----------
            Total current liabilities                            1,124,932      1,206,829
                                                               -----------    -----------

Commitments and Contingencies (Notes 5, 8, and 9)

Stockholders' Equity (Notes 5 and 6)
     Convertible preferred stock, voting, stated value $2.50
         per share; authorized 400,000 shares; issued and
         outstanding 150,000 shares                                375,000        375,000
     Common stock, par value $0.05 per share; authorized
         10,000,000 shares; issued and outstanding 2,887,235
         shares in 1997 and 2,882,069 shares in 1996               144,361        144,103
     Additional paid-in capital                                  4,089,283      4,070,815
Retained earnings (deficit)                                        (80,270)     4,102,609
                                                               -----------    -----------
                                                                 4,528,374      8,692,527
                                                               -----------    -----------
                                                               $ 5,653,306    $ 9,899,356
                                                               ===========    ===========


DATAKEY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1997, 1996, and 1995

                                                            1997            1996            1995
Net sales (Note 7)                                     $  5,977,464    $  6,558,025    $  7,219,308
                                                       ------------    ------------    ------------
Costs and expenses:
     Cost of goods sold                                   4,389,367       4,282,062       4,821,516
     Research and development                             3,185,894       2,262,920         703,816
     Marketing and sales                                  1,716,343       1,311,663       1,123,781
     General and administrative                             713,308       1,156,270         669,954
                                                       ------------    ------------    ------------
                   Total costs and expenses              10,004,912       9,012,915       7,319,067
                                                       ------------    ------------    ------------

                   Operating loss                        (4,027,448)     (2,454,890)        (99,759)

Interest income                                             169,569         360,558         381,385
                                                       ------------    ------------    ------------
                   Income (loss) before income taxes     (3,857,879)     (2,094,332)        281,626

Income tax expense (benefit) (Note 4)                       325,000        (388,000)        106,000
                                                       ------------    ------------    ------------
                   Net income (loss)                   $ (4,182,879)   $ (1,706,332)   $    175,626
                                                       ============    ============    ============

Basic and diluted income (loss) per share              $      (1.45)   $      (0.60)   $       0.06
                                                       ============    ============    ============

See Notes to Consolidated Financial Statements.

DATAKEY, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY
Years Ended December 31, 1997, 1996, and 1995

                                                                                          Additional     Retained
                                    Convertible Preferred Stock       Common Stock          Paid-In      Earnings
                                         Shares     Amount          Shares     Amount       Capital      (Deficit)         Total
                                         -------   ---------      ---------   ---------   -----------   -----------    ------------
Balance, December 31, 1994               150,000   $ 375,000      2,829,570   $ 141,479   $ 3,865,631   $ 5,633,315    $ 10,015,425
     Issuance of common stock
        under stock options (Note 6)        --          --            5,666         283        20,256          --            20,539
     Net income                             --          --             --          --            --         175,626         175,626
                                         -------   ---------      ---------   ---------   -----------   -----------    ------------
Balance, December 31, 1995               150,000     375,000      2,835,236     141,762     3,885,887     5,808,941      10,211,590
     Issuance of common stock
        under stock options (Note 6)        --          --           46,833       2,341       184,928          --           187,269
     Net loss                               --          --             --          --            --      (1,706,332)     (1,706,332)
                                         -------   ---------      ---------   ---------   -----------   -----------    ------------
Balance, December 31, 1996               150,000     375,000      2,882,069     144,103     4,070,815     4,102,609       8,692,527
     Issuance of common stock
        under stock options (Note 6)        --          --            5,166         258        18,468          --            18,726
     Net loss                               --          --             --          --            --      (4,182,879)     (4,182,879)
                                         -------   ---------      ---------   ---------   -----------   -----------    ------------
Balance, December 31, 1997               150,000   $ 375,000      2,887,235   $ 144,361   $ 4,089,283   $   (80,270)   $  4,528,374
                                         =======   =========      =========   =========   ===========   ===========    ============


See Notes to Consolidated Financial Statements.

DATAKEY, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996, and 1995

                                                                      1997           1996           1995
                                                                  -----------    -----------    -----------
Cash Flows From Operating Activities
     Net income (loss)                                            $(4,182,879)   $(1,706,332)   $   175,626
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation                                                 515,593        475,475        461,378
         Amortization                                                 127,723        134,041        133,253
         Change in accrued interest on investment
            securities                                                163,287         16,962        (44,399)
         Deferred taxes                                               325,000       (374,000)       114,000
         Changes in assets and liabilities:
            Trade receivables                                             271        420,537        135,818
            Inventories                                                46,170         94,031        126,047
            Accounts payable                                         (375,177)        49,597       (249,193)
            Other                                                    (152,118)       400,734         85,049
                                                                  -----------    -----------    -----------
                   Net cash provided by (used in)
                       operating activities                        (3,532,130)      (488,955)       937,579
                                                                  -----------    -----------    -----------

Cash Flows From Investing Activities
     Purchase of equipment                                           (587,136)      (351,795)      (262,892)
     Purchase of held-to-maturity securities                             --       (5,829,941)    (6,073,735)
     Proceeds from maturity of held-to-maturity
         securities                                                 5,829,941      6,073,735      5,974,726
     License and patent costs                                        (234,789)      (163,513)       (55,526)
                                                                  -----------    -----------    -----------
                   Net cash provided by (used in)
                       investing activities                         5,008,016       (271,514)      (417,427)
                                                                  -----------    -----------    -----------

                                                    (Continued)

DATAKEY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years Ended December 31, 1997, 1996, and 1995

                                                                       1997           1996           1995
                                                                  -----------    -----------    -----------
Cash Flows From Financing Activities
     Net proceeds from issuance of common stock                        18,726        187,269         20,539
     Payment on license obligation                                   (329,250)          --             --
     Payments on noncompete obligation                                   --             --          (82,500)
                                                                  -----------    -----------    -----------
                   Net cash provided by (used in)
                       financing activities                          (310,524)       187,269        (61,961)
                                                                  -----------    -----------    -----------

                   Increase (decrease) in cash and
                       cash equivalents                             1,165,362       (573,200)       458,191

Cash and Cash Equivalents
     Beginning                                                        140,030        713,230        255,039
                                                                  -----------    -----------    -----------
     Ending                                                       $ 1,305,392    $   140,030    $   713,230
                                                                  ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information
     Net cash refunds of income taxes                             $      --      $    75,112    $    63,038
                                                                  ===========    ===========    ===========

Supplemental Schedule of Noncash Investing and
     Financing Activity
     License obligation to licensor (Note 8)                      $   768,250    $      --      $      --
                                                                  ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Datakey, Inc. is an international supplier of electronic products and services. The Company designs, manufactures, and markets products, subsystems, and systems solutions to record, store, and transmit electronic information. The Company is developing products and systems directed to the information security market which will enable user identification and authentication, secure data exchange, and information validation. The Company also provides OEM products, consisting of proprietary memory keys, cards, and other custom-shaped tokens, that serve as a convenient way to carry electronic information and are packaged to survive in portable environments. The Company's practice is to grant credit on an unsecured basis to customers who meet certain financial criteria.

A summary of significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of Datakey, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: For purposes of reporting the statements of cash flows, the Company includes all cash accounts and all highly liquid debt instruments purchased with an original maturity of three months or less as cash and cash equivalents on the accompanying consolidated balance sheets.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair value of financial instruments: The Company's financial instruments consist of cash and cash equivalents and short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Licenses and patents: Licenses and patents are stated at cost. Patents are being amortized using the straight-line method over their economic useful lives which has been estimated to be five years. The cost of the license agreements are amortized to cost of goods sold as the products incorporating the licensed units are sold (Note 8).

The Company periodically reviews the utilization of its licenses, patents, and long-lived assets for impairment. To date, management has determined that no impairment in the value of these assets has occurred.

Note 1. Nature of Business and Significant Accounting Policies
(Continued)

Depreciation: Depreciation of equipment and leasehold improvements is computed on the straight-line and accelerated methods over the following estimated useful lives:

                                       Years

Production tooling                      2-5

Equipment                               5-7

Furniture and fixtures                    7

Leasehold improvements                 Life of lease


Warranty costs: The Company provides for estimated normal warranty costs at the time of product sales to the customers and for other costs associated with specific items at the time their existence and amounts are determinable.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition: The Company records sales revenue upon shipment to the customer.

Research and development: Research and development costs are charged to expense as incurred.

Advertising: Expenditures for advertising costs are expensed as incurred.

Earnings (loss) per share: The Financial Accounting Standards Board has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15.
Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company initially applied Statement No. 128 for the year ended December 31, 1997, and, as required by the statement, has restated all per share information for the prior years to conform to the statement.

Note 1. Nature of Business and Significant Accounting Policies
(Continued)

Following is information about the computation of the earnings per share data for the years ended December 31, 1997, 1996, and 1995:

                                          Numerator     Denominator   Net Income
                                                                       (Loss)
                                                                      Per Share

Year ended December 31, 1997:
Basic and diluted loss per share, loss
available to common stockholders          $(4,182,879)     2,886,924   $  (1.45)
                                          ============     =========   =========

Year ended December 31, 1996:
Basic and diluted loss per share, loss
available to common stockholders          $(1,706,332)     2,861,498   $  (0.60)
                                          ============     =========   =========

Year ended December 31, 1995:
Basic income per share, income available
to common stockholders                    $   175,626      2,829,885   $   0.06
                                                                       =========
Effect of dilutive securities:
Convertible preferred stock                     --           150,000
Stock options                                   --            65,289
                                          ------------     ---------

Dilutive income per share, income
available to common stockholders plus
assumed exercise of options               $   175,626      3,045,174   $   0.06
                                          ============     =========   =========

The Company had outstanding options to purchase 701,333 and 517,167 shares of common stock at an average price of $3.84 and $4.37 per share during the years ended December 31, 1997 and 1996, respectively. The Company also has 150,000 shares of convertible preferred stock outstanding. Those options and the preferred stock were not included in the computation of diluted loss per share in 1997 and 1996 as they would be antidilutive.

Of the 452,334 options outstanding at December 31, 1995, a total of 125,000 options to purchase common stock at an average price of $5.60 per share were not included in the computation of diluted income per share because the exercise price of those options exceeded the average market price of the common shares in 1995.



Note 2.  Investment in Held-to-Maturity Securities

The following is a summary of the Company's investment in held-to-maturity securities as of December 31, 1996:

                                               Gross       Gross
                              Amortized      Unrealized  Unrealized
                                Cost           Gains       Losses    Fair Value

U. S. government securities   $5,993,228   $      465   $    6,445   $5,987,248

All securities matured in 1997.

Note 3.  Inventories

Inventories consist of the following components as of December 31, 1997 and 1996:



                                    1997         1996
                                 ----------   ----------
Raw materials                    $  766,955   $  754,629
Work in process                      63,007       87,453
Finished goods                      252,775      286,825
                                 ----------   ----------
                                 $1,082,737   $1,128,907
                                 ==========   ==========


Note 4.  Income Taxes

The income tax expense (benefit) consists of the following:

                                               December 31
                                     1997         1996         1995
                                  ---------    ---------    ---------
Currently payable (refundable):
  Federal                         $    --      $ (15,000)   $  (9,000)
  State                                --          1,000        1,000
Deferred                            325,000     (374,000)     114,000
                                  ---------    ---------    ---------
                                  $ 325,000    $(388,000)   $ 106,000
                                  =========    =========    =========

The income tax expense (benefit) is different from that which would be computed by applying the U. S. federal income tax rate (35 percent) to pretax income
(loss) as follows:

                                                                  December 31
                                                      1997           1996           1995
                                                  -----------    -----------    -----------
Computed "expected" federal tax expense
  (benefit) at statutory rates                    $(1,350,000)   $  (733,000)   $    99,000
Effect of graduated tax rates                          --             21,000         (3,000)
Effect of net operating loss carryforward, with
  no current benefit                                1,350,000        338,000           --
State income taxes, net of federal benefit             --              1,000          1,000
Change in valuation allowance                         325,000           --             --
Other                                                  --            (15,000)         9,000
                                                  -----------    -----------    -----------
Actual tax expense (benefit)                      $   325,000    $  (388,000)   $   106,000
                                                  ===========    ===========    ===========


Net deferred tax assets (liabilities) consist of the following components as of December 31, 1997 and 1996:

                                             1997           1996
                                        -----------    -----------
Deferred tax assets:
  Allowance for doubtful accounts       $    11,000    $    16,000
  Inventory                                 239,000         86,000
  Warranty reserve                           18,000         18,000
  Compensation and benefits                  89,000        134,000
  Net operating loss carryforward         1,940,000        698,000
  Research and development tax credit        68,000           --
                                        -----------    -----------
Total gross deferred tax assets           2,365,000        952,000
  Valuation allowance                    (2,206,000)      (455,000)
                                        -----------    -----------
Net deferred tax assets                     159,000        497,000

Deferred tax liability:
  Depreciation                             (159,000)      (172,000)
                                        -----------    -----------
Net deferred tax asset                  $      --      $   325,000
                                        ===========    ===========

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. At December 31, 1996, the Company had established a valuation allowance against a portion of the net deferred tax assets in recognition of the risk that part of the loss carryforward may not be realized. During 1997, management determined that sufficient uncertainty exists regarding the realizability of the deferred tax assets, and accordingly, the Company increased the valuation allowance to entirely reserve the net deferred tax asset of the Company.

At December 31, 1997, the Company's net operating loss carryforward is approximately $5,390,000 and expires as follows:



2011                  $       1,850,000
2012                          3,540,000


Note 5.  Preferred Stock

The preferred shares are convertible at the rate of one share of common stock for each share of preferred stock, subject to certain antidilution adjustments. Conversion is mandatory in the event of certain future public offerings of corporate stock. The holders of the preferred stock have certain piggyback and demand registration rights, have a liquidation preference of $2.50 per share, and share in dividends paid on common stock.

Note 6.  Stock Options

The Company has reserved 800,000 common shares for issuance under qualified and nonqualified stock options for its key employees and directors. The Company has also reserved 50,000 common shares for issuance under nonqualified options to various distributors, dealers, and consultants. Option prices are the fair market value of the stock at the time the option was granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted income (loss) per share would have changed to the pro forma amounts indicated below:



                                               Years Ended December 31
                                            1997            1996         1995

Net income (loss), as reported         $ (4,182,879)   $ (1,706,332)  $ 175,626

Net income (loss), pro forma             (4,391,620)     (1,844,604)    112,348

Basic and diluted income (loss), per
  share, as reported                          (1.45)          (0.60)       0.06

Basic and diluted income (loss), per
  share, pro forma                            (1.52)          (0.64)       0.04


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997, 1996, and 1995:



                                             Years Ended December 31
                                             1997        1996        1995

Expected dividend yield                       --          --          --
Expected stock price volatility             53.26%      48.39%      32.76%
Risk-free interest rate                      6.17%       5.87%       6.71%
Expected life of options                   3.6 years   3 years     3 years
Weighted-average fair value of options
  granted during the year                  $ 1.39      $ 1.29      $ 1.15


The pro forma effect on net loss or net income in 1997, 1996, and 1995 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Additional information relating to all outstanding options as of December 31, 1997, 1996, and 1995 is as follows:

                                        1997                    1996                 1995
                                 ------------------    ------------------    -------------------
                                           Weighted-             Weighted-             Weighted-
                                            Average               Average               Average
                                           Exercise              Exercise              Exercise
                                 Shares     Price      Shares     Price      Shares     Price
                                 -------    -------    -------    -------    -------    --------
Options outstanding at
  beginning of  year             517,167    $  4.37    452,334    $  4.16    179,000    $   5.17
Options exercised                 (5,166)      3.62    (46,833)      4.00     (5,666)       3.63
Options expired                  (80,668)      4.81    (27,334)      3.73    (33,000)       4.66
Options granted                  270,000       3.12    139,000       4.80    312,000        3.62
                                 -------    -------    -------    -------    -------    --------
Options outstanding at
  end of year                    701,333    $  3.84    517,167    $  4.37    452,334    $   4.16
                                 =======    =======    =======    =======    =======    ========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                         Options Outstanding             Options Exercisable
                                      --------------------------    ----------------------------
                                        Weighted-
                                         Average
                        Number          Remaining      Weighted-       Number          Weighted-
   Range of           Outstanding      Contractual      Average       Exercisable       Average
   Exercise         at December 31,       Life         Exercise      at December 31,   Exercise
   Prices                1997            (Years)         Price            1997          Price
-------------       ---------------    -----------     ---------     ---------------   ---------
$2.25 - $3.38           187,500            9.5         $   2.77         35,000         $  2.88
$3.50 - $5.00           383,833            8.5             3.69        214,333            3.65
$5.38 - $8.00           130,000            5.5             5.84        130,000            5.84
-------------       ---------------    -----------     ---------     ---------------   ---------
$2.25 - $8.00           701,333            8.2         $   3.84        379,333         $  4.33
=============       ===============    ===========     =========     ===============   =========


Note 7.  Major Customers and International Sales

Major customers: Net sales for 1997, 1996, and 1995 include sales to the following major customers:

                                   Amount of Net Sales           Trade Receivables Balance
                           ------------------------------------   -----------------------
                               1997         1996         1995         1997         1996
                           ----------   ----------   ----------   ----------   ----------
U.S. government agencies   $1,198,000   $  889,000   $  993,000   $   70,000   $  103,000
Customer A                    616,000    1,161,000    2,158,000        1,000      104,000
Customer B                       --        376,000      563,000        --           --
Customer C                    638,000      471,000      530,000       95,000       14,000
                           ----------   ----------   ----------   ----------   ----------
                           $2,452,000   $2,897,000   $4,244,000   $  166,000   $  221,000
                           ==========   ==========   ==========   ==========   ==========

International sales: Export sales to international customers for 1997, 1996, and 1995 were $1,800,000, $1,906,000, and $1,907,000, respectively.

Note 8.  Commitments and Contingencies

License agreement: In December 1996, the Company entered into a license agreement with a software company to allow the Company to bundle the licensed products into certain of the Company's products. Under the agreement, payments to the software company for the licensed products are based upon the number of units sold and the nature of the software bundled. In addition, the Company agreed to purchase a minimum quantity of software units over a specified period of time. The value of the minimum purchase is included in the initial license agreement.

At December 31, 1996, the Company had paid $109,750 as the first payment for the license agreement, with an additional $768,250 to be paid in seven quarterly installments pending the successful delivery of a beta version of the licensed product from the software company in 1997. Upon delivery of the product in 1997, the Company recorded an additional liability of $768,250 and a corresponding asset for prepaid license fees. Subsequently, the software company announced that certain of the licensed software would be available at no cost to the general public. As a result of this announcement, the Company has suspended payments, with $439,000 remaining under the original agreement, and the Company is seeking to renegotiate the agreement to reduce or eliminate the remaining liability. Upon completion of any contract amendment, the prepaid license fee and corresponding liability would be adjusted to reflect the new agreement.

Leases: The Company leases its office and warehouse facilities under noncancelable operating leases which expire in May and June 1999. Minimum annual cash commitments under this lease are approximately $156,000 and $75,000 for 1998 and 1999, respectively. Total rent expense under these leases totaled $136,000 in 1997 and $97,000 in 1996 and 1995.

Note 9.  Subsequent Event

In January 1998, the Company obtained a $1,000,000 line of credit from a bank which bears interest at 1.25 percent above the prime rate and is secured by substantially all assets of the Company. The line of credit expires in May 1998 and is subject to annual renewal.

                                  DATAKEY, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1997

 Exhibit No.        Description

3.1      Restated  Articles  of  Incorporation,   as  amended  (Incorporated  by
         reference to Exhibit 3.1 to Form 10-K for fiscal year ended December 31, 1987)

3.2 Bylaws, as Amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for fiscal year ended December 31, 1988)

10.1     1987  Datakey,  Inc.  Stock Option Plan  (Incorporated  by reference to
         Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)*

10.2 Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)*

10.3 Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-KSB for fiscal year ended December 31, 1996)*

10.4 License Agreement between CTS Corporation and the Company dated March 9, 1988 (Incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1987)

10.5 Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)

10.6 Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)

10.7 Employment Agreement between Alan G. Shuler and the Company dated January 1, 1995 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal year ended July 1, 1995)*

10.8 Consulting Agreement between Gary R. Holland and the Company dated November 1, 1995 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for fiscal year ended December 31, 1995)*

10.9     Amendment dated February 11, 1997 to Consulting  Agreement between Gary
         R. Holland and the Company dated November 1, 1995 (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for fiscal year ended December 31, 1996)*

10.10 Employment Agreement between Carl P. Boecher and the Company dated January 1, 1997 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for fiscal year ended December 31, 1996)*

10.11 Separation Agreement and Release between John H. Underwood and the Company dated January 1, 1997 (Incorporated by reference to Exhibit
         10.20 to Form 10-KSB for fiscal year ended December 31, 1996)*

10.12 1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)*

10.13 Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.14 Employment Agreement between Michael L. Sorensen and the Company dated April 16, 1997*

10.15    1997 Stock Option Plan*

10.16 Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan*

13.1     Portions of 1997 Annual Report

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-KSB for fiscal year ended December 31, 1994)

23.1     Independent Auditors' Consent

24.1 Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney and John H. Underwood (included on the signature page of this Form 10-KSB)

27       Financial Data Schedule (filed with electronic version only)

* Designates a management contract or compensatory plan or arrangement.