Form 10KSB40/A
period 1997-12-31
DATAKEY INC
filed 1998-04-29
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1
                                  ANNUAL REPORT

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

Transitional Small Business Disclosure Format (check one)  YES  [   ]  NO  [ X ]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

         The names of the directors of the Company and other information with respect to the directors are set forth below.


NAME                              PRINCIPAL OCCUPATION                         DIRECTOR SINCE         AGE
Carl P. Boecher                   President and Chief Executive Officer of          1997              55
                                  the Company
Gary R. Holland                   General Manager of Fargo Electronics              1995              56
John H. Underwood                 General Manager Professional Technologies         1983              58
Terrence W. Glarner               President of West Concord Ventures, Inc.          1992              55
Thomas R. King                    Shareholder of Fredrikson & Byron, P.A.,          1980              57
                                  Attorneys at Law
Eugene W. Courtney                President and Chief Executive Officer of          1995              62
                                  HEI, Inc.

         Mr. Boecher has served as President and Chief Executive Officer of the Company since December 1996. Mr. Boecher served as Vice President of Marketing and Sales of the Company from January 1995 until December 1996. From May 1990 to November 1994, Mr. Boecher served as Senior Vice President and Executive
Director of Business Development of DRS Military Systems, a division of Diagnostic/Retrieval Systems in Oakland, New Jersey, a supplier of high technology optical, data storage, processing and display and simulation/stimulation systems and products. From 1971 to 1990, Mr. Boecher served in several marketing positions with the Defense Systems Division of Unisys Corporation, a supplier of data processing systems, products and services, in St. Paul, Minnesota, most recently holding the position of Executive Director, Product Marketing.

         Mr. Holland has served as General Manager of Fargo Electronics, a company that manufactures photo card equipment and products and provides related services since June 1997. In addition, Mr. Holland has provided consulting services as President of Decision Processes International of Minnesota, Inc. since February 1996 and as the Managing Partner of Holland & Associates since June 1992. From 1982 until 1992, Mr. Holland was President and Chief Executive Officer of DataCard Corporation, a manufacturer of credit card equipment, products and services. Mr. Holland also serves as a director of Check Technology Corporation.

         Mr.   Underwood   has  served  as  General   Manager  of   Professional
Technologies, which provides rapid prototype molding and injection molding services, since January 1998. Mr. Underwood served as Chief Executive Officer of the Company from June 1983 until December 1996 and as President from June 1994 until December 1996. From March 1983 to June 1983, he served as Executive Vice President and Chief Operating Officer of the Company. He also served as the Company's President from July 1983 until his appointment as Chairman in December 1991, serving as Chairman until November 1995. Except for a few months when he was employed by Transistor Electronics Corporation, Mr. Underwood was employed for 18 years in various capacities by Fabri-Tek, Inc., an electronics manufacturer located in Minneapolis, Minnesota, serving most recently as general manager of the systems division in the United States and Hong Kong. Fabri-Tek's systems division produces core memories for the industrial and military marketplace.

     Mr. Glarner has served as President of West Concord Ventures, Inc., a venture capital firm, since February 1993. Mr. Glarner also serves as a consultant to Norwest Venture Capital Management, Inc., an entity affiliated with Norwest Growth Fund, Inc. From 1976 to January 1993, he was employed by North Star Ventures, Inc., serving as President from February 1988 to January 1993. Prior to 1976, Mr. Glarner was Vice President of Dain Bosworth. Mr. Glarner also serves as a director of FSI International, Inc., Aetrium, Inc., CIMA Labs Inc. and Premis Corporation.

     Mr. King has been engaged in the private practice of law in Minneapolis, Minnesota since 1965. He is a shareholder of the law firm of Fredrikson & Byron, P.A., which serves as general counsel to the Company. Mr. King has served as Secretary to the Company since 1980. Mr. King also serves as a director of Sunrise Resources, Inc., a company which provides lease financing for capital equipment.

         Mr. Courtney has served as President and Chief Executive Officer of HEI, Inc., a company which designs and manufactures microelectronics, since 1990, and he served as HEI's Executive Vice President from 1988 to 1990. In addition, Mr. Courtney serves as a director of HEI, Inc.

Executive Officers

         The names and positions of the executive officers of the Company, as well as other information are set forth below.

NAME                              POSITION WITH COMPANY                               AGE
Carl P. Boecher                   President and Chief Executive Officer               55
Alan G. Shuler                    Vice President and Chief Financial Officer          51
Michael J. Gallagher              Vice President of Software and Systems              34
                                  Engineering
Larry J. Haisting                 Vice President of Marketing and Customer            52
                                  Service
Michael L. Sorensen               Vice President and General Manager,                 52
                                  Electronic Products

         See Carl P. Boecher's biography above under Directors.

         Alan G. Shuler has served as Vice President and Chief Financial Officer of the Company since June 1992. From August 1991 to May 1992, Mr. Shuler served as Vice President and Chief Financial Officer of Astrocom Corporation, a St. Paul, Minnesota manufacturer of data communication equipment. From January 1988 through December 1990, Mr. Shuler was Senior Vice President and Chief Financial Officer of FSI International, Inc., a Chaska, Minnesota manufacturer of semiconductor equipment.

     Michael J. Gallagher has served as Vice President of Software & Systems Engineering of the Company since October 1997. From February 1996 to October 1997, Mr. Gallagher served as Engineering Manager of Custom Applications of Secure Computing Corporation. From January 1988 to February 1996, Mr. Gallagher served as Engineering Manager of System products for Unisys Corporation.

         Larry J. Haisting has served as Vice President of marketing and Customer Service of the Company since October 1997, prior to which he served as Vice President of Marketing and Sales, beginning in February 1997 when he joined the Company. From March 1992 to October 1996, Mr. Haisting was employed by St. Paul Software, Inc., a software distributor in St. Paul, Minnesota, serving most recently as Vice President, Marketing. From 1990 to 1991, Mr. Haisting was the Industry Sales Manager of EDI Solutions, Inc., a software distributor in
Minneapolis, Minnesota. From 1975 to 1990, Mr. Haisting was involved in management and sales for several software and computer companies.

         Michael L. Sorensen joined the Company in April 1997 as Vice President of Operations and became Vice President and General Manager, Electronic Products on November 1997. From February 1995 to March 1997, Mr. Sorensen served as Vice President of Operations for Despatch Industries, a custom oven and furnace company, prior to which he provided consulting services to Despatch, beginning in October 1994. From April 1992 to September 1994, Mr. Sorensen was the Plant Manager of J. B. Martin Company, Inc., a manufacturer of three-dimensional fabrics located in Leesville, South Carolina. Prior to April 1992, Mr. Sorensen served in various engineering and operations positions with United Engineers and Constructors, Inc., BASF Structural Materials, Inc., Celanese Corporation, Abbott Laboratories and Corning Glass Works.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to the Chief Executive Officer during fiscal 1997 and to the only other executive officer whose total annual salary and bonus paid or accrued during fiscal year 1997 exceeded $100,000.

                                                                            Long Term Compensation
                                                                      ------------------------------------
                                                                               Awards            Payouts
                                                                      ------------------------- ----------
                                                                      Restricted                  LTIP       All Other
Name and Principal     Fiscal                                         Stock Awards               Payouts    Compensation
                        Year           Annual Compensation                ($)      Options         ($)          ($)
Position                        Salary ($)   Bonus ($)  Other ($)



Carl P. Boecher         1997    120,637         --       1,656(1)         --        15,000        --          2,698(2)
  President and Chief   1996     98,840       7,275      1,241            --        25,000        --          1,740
  Executive Officer     1995     90,721      21,889        996            --        50,000        --         13,931

Alan G. Shuler          1997    101,364         --       1,261(1)         --        10,000        --          2,586(2)
 Vice President and     1996     97,550        9,300     1,120            --          --          --          1,943
Chief                   1995     96,192          --        939            --        25,000        --            811
 Financial Officer

------------------------------

(1)      Reimbursement for taxes on supplemental benefits.

(2) Term insurance premium paid by the Company and 401(K) plan matching contribution.

Option Grants During 1997 Fiscal Year

         The following table provides information regarding stock options granted during fiscal 1997 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                                         Percent of Total
                                Number of Shares        Options Granted to       Exercise or
                               Underlying Options           Employees            Base Price
Name                                 Granted              in Fiscal Year          Per Share       Expiration Date

Carl P. Boecher                    15,000 (1)                   6%                  $3.00            03/09/07
Alan G. Shuler                     10,000 (1)                   4%                  $3.00            03/09/07
------------------

(1) The option was granted on March 10, 1997 and will become exercisable in full on March 10, 2002, subject to acceleration if certain targets are met. The exercise price is equal to the fair market value of the common stock on the date of grant.

Option Exercises During 1997 Fiscal Year and Fiscal Year-End Option Values

         The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during fiscal 1997 and the number and value of options at December 31, 1997. The Company has no outstanding stock appreciation rights.



                                                                                                  Value of
                                                                    Number of                    Unexercised
                                                                   Unexercised                  In-the-Money
                                                                    Options at                   Options at
                                  Shares                        December 31, 1997             December 31, 1997
                                 Acquired        Value             Exercisable/                 Exercisable/
Name                           on Exercise     Realized           Unexercisable               Unexercisable(1)

Carl P. Boecher                     --             --          42,500 exercisable                 $10,625
                                                               52,500 unexercisable               $18,750

Alan G. Shuler                      --             --          56,667 exercisable                 $ 2,083
                                                               20,000 unexercisable               $ 8,750



(1) Value is calculated on the basis of the difference between the option exercise price and $3.75, the closing sale price for the Company's common stock at December 31, 1997 as quoted on the Nasdaq National Market, multiplied by the number of shares underlying the option.

Compensation of Directors

         Directors' Fees. The independent Board members receive a $2,500 annual retainer, $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each committee meeting; provided, however, that pursuant to Mr. Holland's consulting agreement with the Company, such fees are not paid to Mr. Holland during the term of such agreement. See "Related Transactions."

         Stock Option Grants to Non-Employee Directors. The 1997 Stock Option Plan provides for automatic option grants to each director who is not an employee of the Company (a "Non-Employee Director"). Upon initial election, a Non-Employee Director receives an automatic grant of a nonqualified option to purchase 15,000 shares of the common stock at an option price per share equal to 100% of the fair market value of the common stock on the date of such election, which option becomes exercisable to the extent of 3,000 shares immediately and on each of the first four anniversaries of the date of grant. Each Non-Employee Director who is re-elected as a director of the Company or whose term of office continues after a meeting of shareholders at which directors are elected shall, as of the date of such re-election or shareholder meeting, automatically be granted an immediately exercisable nonqualified option to purchase 3,000 shares of the common stock at an option price per share equal to 100% of the fair market value of the common stock on the date of such re-election or shareholder meeting. No director shall receive more than one option to purchase 3,000 shares pursuant to the formula plan in any one fiscal year. All options granted pursuant to these provisions shall expire on the earlier of (i) three months after the optionee ceases to be a director (except by death) and (ii) ten (10) years after the date of grant. Notwithstanding the foregoing, in the event of the death of a Non-Employee Director, any option granted to such Non-Employee Director pursuant to this formula plan may be exercised at any time within six months of the death of such Non-Employee Director or on the date on which the option, by its terms expires, whichever is earlier.

Employment Contracts and Termination of Employment Arrangements

         The Company entered into a one-year employment agreement dated January 1, 1997, with Carl P. Boecher, the Company's President and Chief Executive Officer, which replaced his January 9, 1995 agreement. The agreement automatically renews for successive one-year terms unless terminated by either party. The agreement has been automatically renewed for another one-year term with an annual base salary of $126,000. The agreement provides for the payment of a monthly car allowance of $500. The agreement does not provide for a bonus, but Mr. Boecher is eligible to participate in the Company's Management Incentive Plan. The agreement may be terminated with or without cause by either the Company or Mr. Boecher upon thirty days' notice. If Mr. Boecher's employment is terminated (i) by the Company without cause or by nonrenewal of the agreement,
(ii) by death or (iii) by disability, he is entitled to a severance payment equal to his base monthly salary for twelve months. Mr. Boecher has agreed not to compete with the Company for a period of one (1) year after termination of his employment for any reason.

         The Company entered into an employment agreement effective as of January 1, 1995 with Alan G. Shuler, the Company's Vice President and Chief Financial Officer, which agreement has a one-year term which automatically renews for successive one-year terms if a termination notice is not given by either party. The agreement has been automatically renewed for another one-year term with a $103,480 annual base salary. The agreement provides for the payment of a monthly car allowance of $400. The agreement does not provide for a bonus; however, Mr. Shuler is eligible to participate in the Company's Management Incentive Plan. The agreement may be terminated with or without cause by either the Company or Mr. Shuler upon sixty days' notice. If Mr. Shuler's employment is terminated by the Company without cause, he is entitled to his monthly base salary for six months. If Mr. Shuler's employment is terminated within twelve months of a change of control, or if he resigns within twelve months of a change of control because of diminution of either position responsibilities or remuneration, Mr. Shuler shall receive a severance payment equal to his annual salary in effect at the time of the change of control, payable in twelve monthly installments. Mr. Shuler has agreed not to compete with the Company during his employment and during the time in which he is paid severance pursuant to the agreement. Mr. Shuler also agreed that, during the one-year period following the termination of his employment, for whatever reason, he will not solicit any of the Company's employees to leave the Company and will not solicit the Company's customers for the purpose of selling a competing product.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's common stock and convertible preferred stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Company; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of each class of the Company's stock as of April 8, 1998. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                                                           Convertible
                                                                                            Preferred
                                               Common Shares                                  Shares
Name (and Address of 5%                        Beneficially               Percent of       Beneficially      Percent of
Holder) or Identity of Group(1)                  Owned(2)                   Class(2)          Owned             Class

Carl P. Boecher                                   52,500 (3)                 1.8%               --               --
Gary R. Holland                                   49,700 (4)                 1.7%               --               --
John H. Underwood                                101,369 (5)                 3.4%               --               --
Terrence W. Glarner                               19,600 (6)                   *                --               --
Thomas R. King                                    15,950 (7)                   *                --               --
Eugene W. Courtney                                14,000 (8)                   *                --               --
Alan G. Shuler                                    57,667 (9)                 2.0%               --               --
Norwest Corporation                              245,600 (10)                                   --               --
Norwest Equity Partners V                        640,516 (11)               21.1%           150,000           100.0%
 Okabena Partnership K                           242,600 (12)                8.4%               --               --
Timothy A. Stepanek                              276,500 (13)(14)            9.6%               --               --
David M. Winton and                              254,500 (13)                8.8%               --               --
  Sarah H. Winton
Nathaniel S. Thayer                              200,746                     7.0%               --               --
All Directors and Executive                      326,786 (15)               10.3%               --               --
 Officers as a Group (10
 persons)
---------------------------

  *      Less than 1% of the outstanding shares of common stock.

(1) The addresses of the more than 5% holders are: Norwest Corporation and Norwest Equity Partners V Norwest Center, Sixth & Marquette, Minneapolis, MN 55479; Okabena Partnership K - 5140 Norwest Center, 90 South Seventh Street, Minneapolis, MN 55401; Timothy A. Stepanek and David M. and Sarah H. Winton - 4422 IDS Center, 80 South Eighth Street, Minneapolis, MN 55402; and Nathaniel S. Thayer, 150 Main Street, P.O. Box 1325, Pawtucket, RI 02862.

(2) Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(3) Represents 52,500 shares which may be purchased by Mr. Boecher upon exercise of currently exercisable options.

(4) Includes 49,000 shares which may be purchased by Mr. Holland upon exercise of currently exercisable options and 700 shares held by Mr. Holland's wife as custodian for their daughter.

(5) Includes 94,166 shares which may be purchased by Mr. Underwood upon exercise of currently exercisable options.

(6) Includes 15,000 shares which may be purchased by Mr. Glarner upon exercise of currently exercisable options.

(7) Includes 5,000 shares which may be purchased by Mr. King upon exercise of a currently exercisable option.

(8) Represents 14,000 shares which may be purchased by Mr. Courtney upon exercise of currently exercisable options.

(9) Includes 56,667 shares which may be purchased by Mr. Shuler upon exercise of currently exercisable options.

(10) Represents shares held by a Norwest Bank Minnesota, N.A. ("Norwest Bank"), a subsidiary of Norwest Corporation ("Norwest"), of which 242,600 shares are held by Norwest Bank as custodian for Okabena
         Partnership K ("Okabena"). Norwest Bank has voting power but no investment power over the shares it holds (see footnote (12) below with respect to shares held for Okabena). Norwest disclaims beneficial ownership of the shares held by Norwest Bank. All shares are held in a fiduciary capacity. The Company has relied on information contained in a Schedule 13G Amendment filed with the Securities and Exchange Commission on January 30, 1998.

(11) Includes 150,000 shares which may be purchased by Norwest Equity Partners V ("Norwest Equity"), a limited partnership, upon conversion of preferred stock. Norwest Equity has sole voting and investment power over the shares it holds; Itasca Partners V, L.L.P. is the managing partner of Norwest Equity, and Daniel J. Haggerty, John E. Lindahl and George J. Still Jr. are the three sole managing partners of Itasca. The Company has relied on information contained in a Schedule 13D filed with the Securities and Exchange Commission on April 11, 1997.

(12) The shares are held by Norwest Bank as custodian for Okabena (see footnote (10) above), but Okabena has investment power over the shares and it has the right to intercede and vote the shares itself. Kohler Capital Management, Inc., a Minnesota corporation has been engaged to provide portfolio management services and investment advice to Okabena, but it does not have voting power of the shares. Okabena Investment Services, Inc. is the Managing Partner of Okabena. The Company has relied on information contained in a Schedule 13D Amendment filed with the Securities and Exchange Commission on November 21, 1997.

(13) Includes 104,500 shares held by Parsnip River Company, a limited Partnership, and 150,000 shares held by Bond Investment Partners, a Limited Partnership. Mr. and Mrs. Winton and Mr. Stepanek are general partners of the limited partnerships and share voting and investment control over the shares.

(14) Includes 15,000 shares held by Mr. Stepanek's wife and children and 7,000 shares held in a family trust.

(15) Includes 302,333 shares which may be purchased by the executive officers and directors upon exercise of currently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a consulting agreement dated November 1, 1995 between the Company and Gary R. Holland, Chairman of the Company, which agreement was terminated on June 30, 1997, Mr. Holland received an annual fee of $100,000, payable in monthly installments, for providing services to management for a minimum of six days during each four-week period during the term of the agreement. In connection with entering the agreement in 1995, Mr. Holland received an option to purchase 35,000 shares of the Company's common stock at $3.625, the fair market value on the date of grant, which option was granted under the Company's Consultant Stock Option Plan. As long as Mr. Holland received compensation pursuant to the terms of the agreement, he was not eligible to receive the retainer and meeting fees paid to directors as set forth in "Compensation of Directors;" however, he was eligible to receive options under the formula plans described in such section. In accordance with the agreement, Mr. Holland was elected as a director and appointed as Chairman of the Board on November 10, 1995. Mr. Holland agreed not to compete with the Company as long as he was providing the Company with consulting services or serving as a director of the Company. In addition, Decision Processes International of Minnesota, Inc., a corporation of which Mr. Holland is a principal, provided consulting services to the Company for approximately $50,000 in fiscal year 1997.

         The Company and John H. Underwood, the Company's former President and Chief Executive Officer, entered into a Separation Agreement and Release ("Separation Agreement") effective January 1, 1997. Pursuant to the Separation Agreement, Mr. Underwood agrees that, through December 31, 1998, he will not (i) compete with the Company, (ii) solicit any of the Company's employees to leave the Company or (iii) interfere with the Company's customers. The Separation Agreement provides that, through December 1998, Mr. Underwood shall receive $12,500 each month, the amount of his monthly base salary on December 31, 1996, and he shall be entitled to certain other benefits, including participation in the Company's health coverage plans and outplacement fees not to exceed $6,000. The termination dates of Mr. Underwood's stock options to purchase 16,666 shares at $3.625 and 75,000 shares at $5.75 were extended to February 28, 1999. Mr. Underwood agreed to release the Company from any and all rights and claims, except as provided for in the Separation Agreement, in connection with his employment and/or resignation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-KSB/A-1.

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

Dated:  April 27, 1998             DATAKEY, INC.

                                   BY:      /s/ Carl P. Boecher
                                            Carl P. Boecher
                                            Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:


SIGNATURES              TITLES                              DATE

/s/ Carl P. Boecher     Chief Executive Officer and         April 27, 1998
Carl P. Boecher         Director (Principal Executive
                        Officer)

/s/ Alan G. Shuler      Vice President and Chief            April 27, 1998
Alan G. Shuler          Financial Officer (Principal
                        Financial and Accounting Officer)

         *              Director and Secretary              April 27, 1998
Thomas R. King

         *              Director                            April 27, 1998
Terrence W. Glarner

         *              Chairman of the Board of            April 27, 1998
Gary R. Holland         Directors

         *              Director                            April 27, 1998
Eugene W. Courtney

         *              Director                            April 27, 1998
John H. Underwood

*/s/ Alan G. Shuler                                         April 27, 1998
Alan G. Shulter as Attorney-in-Fact
pursuant to Power of Attorney filed
with Form 10-KSB for year ended
December 31, 1997

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

10.12 1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)*

10.13 Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.14** Employment Agreement between Michael L. Sorensen and the Company dated April 16, 1997*

10.15**  1997 Stock Option Plan*

10.16** Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan*

13.1     Portions of 1997 Annual Report

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-KSB for fiscal year ended December 31, 1994)

23.1**   Independent Auditors' Consent

24.1** Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney and John H. Underwood (included on the signature page of this Form 10-KSB)

27**     Financial Data Schedule (filed with electronic version only)

  * Designates a management contract or compensatory plan or arrangement.
** Previously filed with original Form 10-KSB for year ended December 31, 1997.