Form 10QSB
period 1998-04-04
DATAKEY INC
filed 1998-05-18
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of May 15, 1998, is 2,909,735

         Transitional Small Business Disclosure Format (check One):
                                                     Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                           April 4,        December 31,
                                                             1998             1997
                                                         -----------       -----------
                                                         (UNAUDITED)
              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $   615,125       $ 1,305,392
  Trade receivables, less allowance for
    doubtful accounts of $31,160 and $30,000                 895,009           634,267
  Inventories                                              1,169,656         1,082,737
  Prepaid and other                                           74,487            53,360
                                                         -----------       -----------
              Total current assets                         2,754,277         3,075,756
                                                         -----------       -----------

OTHER ASSETS
  Prepaid licenses at cost less amortization                 992,175           996,611
   of $91,426 and $89,890
          Patents at cost, less amortization
    of $101,810 and $91,911                                  110,210           107,691
                                                         -----------       -----------
                                                           1,102,385         1,104,302
                                                         -----------       -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                       1,205,249         1,215,012
  Equipment                                                2,984,730         2,956,269
  Furniture and fixtures                                     298,771           298,771
  Leasehold improvements                                     284,416           281,956
                                                         -----------       -----------
                                                           4,773,166         4,752,008
  Less accumulated depreciation                           (3,402,111)       (3,278,760)
                                                         -----------       -----------
                                                           1,371,055         1,473,248
                                                         -----------       -----------

                                                         $ 5,227,717       $ 5,653,306
                                                         ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $   310,232       $   184,103
  Accrued severance obligation                               118,900           185,672
  Accrued license fees                                       439,000           439,000
  Accrued expenses                                           313,801           316,157
                                                         -----------       -----------
              Total current liabilities                    1,181,933         1,124,932
                                                         -----------       -----------



SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                           375,000           375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and
    outstanding 2,887,235                                    144,361           144,361
  Additional paid-in capital                               4,089,283         4,089,283
  Retained earnings                                         (562,860)          (80,270)
                                                         -----------       -----------
                                                           4,045,784         4,528,374
                                                         -----------       -----------

                                                         $ 5,227,717       $ 5,653,306
                                                         ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Three Months Ended
                                                 April 4,        March 29,
                                                  1998             1997
                                                  ----             ----

Revenue                                        $ 1,483,555       $ 1,409,801
Cost of goods sold                                 890,090           934,872
                                               -----------       -----------

                 Gross Profit                      593,465           474,929




Operating expenses:
  Research, development
   and engineering                                 399,123         1,016,352
  Marketing and sales                              476,157           394,375
  General and administrative                       212,316           211,556
                                               -----------       -----------


                 Total operating expenses        1,087,596         1,622,283
                                               -----------       -----------

                 Operating loss                   (494,131)       (1,147,354)

Interest income                                     11,541            75,617
                                               -----------       -----------

                 Loss before
                 income taxes                     (482,590)       (1,071,737)
Income tax expense                                       0                 0
                                               -----------       -----------

                 Net loss                      ($  482,590)      ($1,071,737)
                                               ===========       ===========



  Basic and diluted
  loss per share                               ($     0.17)      ($     0.37)
                                               ===========       ===========


Weighted average number of
  common shares outstanding                      2,887,235         2,884,769
                                               ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                      April 4,         March 29,
                                                                        1998             1997
                                                                        ----             ----
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Income(loss)                                                 ($  482,590)      ($1,071,737)
  Adjustments to reconcile net income(loss)
  to net cash used in operating activities:
    Depreciation                                                       123,351           115,062
    Amortization                                                        11,435             8,961
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                               (260,742)         (127,178)
      Inventories                                                      (86,919)         (504,724)
      Prepaid expenses and other                                       (21,127)          (58,818)
      Prepaid license fees                                               2,900           (80,000)
     Increase (decrease) in:
      Accounts payable                                                 126,129           361,055
      Accrued expenses                                                  (2,356)          244,398
      Accrued severance                                                (66,772)          (41,500)
      Income taxes payable                                                   0                 0
                                                                   -----------       -----------

         Net cash used in
         operating activities                                         (656,691)       (1,154,481)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                                    (21,158)         (263,863)
  Purchase of held-to-maturity
    securities                                                               0           (72,807)
  Proceeds from maturity of
    held-to-maturity securities                                              0         2,015,162
  Patent  costs                                                        (12,418)             (412)
                                                                   -----------       -----------

         Net cash provided by(used in)
         investing activities                                          (33,576)        1,678,080
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                                             0            18,727
                                                                   -----------       -----------
          Net cash provided by (used in) financing activities                0            18,727
                                                                   -----------       -----------

         Increase(decrease) in cash
         and cash equivalents                                         (690,267)          542,326

CASH AND CASH EQUIVALENTS
  Beginning                                                          1,305,392           140,030
                                                                   -----------       -----------
  Ending                                                           $   615,125       $   682,356
                                                                   ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Obligation recorded in connection with prepaid
  license fees                                                     $         0       $   768,250
                                                                   ===========       ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of April 4, 1998, and December 31, 1997, and results of its operations and cash flows for the three-month period ended April 4, 1998, and March 29, 1997. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          DATAKEY, INC. AND SUBSIDIARY
                 RESULTS OF OPERATIONS AND FIANANCIAL CONDITION


RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month period ended April 4, 1998, increased by $73,754, or 5 percent, compared to the comparable 1997 period. The increase in revenue is due to renewed orders from the Company's Electronic Products customers as well as pilot program revenue from the Company's newly introduced information security systems. The newly introduced information security products are currently in evaluation or pilot program stages with several companies. If larger quantity orders are received as the Company currently anticipates, revenue from the new products could exceed revenue from the existing products and total 1998 revenue will exceed 1997 revenue.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue increased to 40 percent in the three-month period ended April 4, 1998, compared to 34 percent in the comparable 1997 period. The 1998 improvement in margin percentage is due to improved factory direct labor utilization, a reduction in scrap and yield loss, and a favorable product mix. The Company expects the gross profit margin as a percentage of revenue to remain at the current levels, or improve slightly, for the balance of 1998.

         OPERATING EXPENSES - Operating expense decreased by $534,687, or 33 percent, in the three-month period ended April 4, 1998, compared to the comparable 1997 period. The decrease is attributable to a substantial reduction in research, development, and engineering (R&D) expense, offset in part by an increase in marketing and sales expense. R&D expense declined substantially because the initial major new product development phase was completed in late 1997, and the Company is now able to concentrate on product enhancements and upgrades during 1998. Consequently, the Company expects to invest about 45 percent less on R&D in 1998 than in 1997. Marketing and sales expense increased $81,782 or 21 percent in the three-month period ended April 4, 1998, compared to the comparable 1997 period as the Company increased its advertising and promotional activities for the newly introduced information security products. Marketing and sales expenses are expected to continue at about a 40 percent higher level than was incurred in 1997.

         INTEREST INCOME - Interest income declined $64,076, or 85 percent, in the three-month period ended April 4, 1998, compared to the comparable 1997 period as proceeds from interest bearing accounts were utilized to fund new product development and product promotion activities. Interest income is expected to decline further in the second quarter of 1998, and the Company may incur interest expense from borrowing on the $1 million bank line of credit or from a private placement of convertible preferred stock which is expected to be completed in May, 1998.

         FINANCIAL CONDITION - During the three-month period ended April 4, 1998, the Company had a net decrease of $690,267 in cash and cash equivalents as compared to an increase of $542,326 in the comparable 1997 period. The 1997 increase was primarily due to realization of $2,015,162 in proceeds from maturing marketable debt securities during the period. Net cash used in operating activities decreased to $656,691 in the three-month period ended April 4, 1998, compared to $1,154,481 in the comparable 1997 period. The reduced use of cash is directly attributable to a reduction in the operating loss to $482,590 in 1998, from $1,071,737 in 1997.

         Datakey's balance sheet reflects $1,572,344 in working capital as of April 4, 1998, and a current assets to current liabilities ratio of 2.33 to 1. The Company expects to continue spending on R&D, at a reduced amount compared to 1997, and on marketing and sales activities at an increased amount compared to 1997. Inventory and accounts receivable levels are expected to increase during the balance of 1998 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that it will have adequate financial resources to fund its operations and R&D and marketing activities during 1998 through utilization of its bank line of credit, proceeds from the private financing described above, and positive cash flow from operations later in the year if the Company returns to profitability as it currently expects. If the market acceptance of the Company's information security products is slow to develop or does not develop as currently anticipated, the Company may need funds in addition to its bank line and the financing expected to be completed in May 1998. In such circumstances, there is no assurance that the necessary funding would be available upon acceptable terms.


                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward looking statements relating primarily to the introduction of the Company's information security products and the anticipated generation of significant revenue from such products. The statements are subject to certain risks and uncertainties, which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the ability of the Company to successfully develop all of the new products under development and to control costs as necessary; (ii) the capability of the new products to function as currently anticipated; (iii) the potential introduction of competitive products by companies with greater resources than that of the Company, and (iv) market acceptance of the new products.

                           PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit 27 Financial Data Schedule (only filed with electronic copy)

(b) The Company was not required to and did not file a Form 8-K during the quarter ended April 4, 1998.

                                    SIGNATUES


In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 18, 1998                Datakey, Inc.

                                  By:      /s/Carl P. Boecher
                                           Carl P. Boecher
                                           President & Chief Executive
                                           Officer
                                           (Principal Executive Officer)


                                  By:      /s/Alan G. Shuler
                                           Alan G. Shuler
                                           Vice President & Chief Financial
                                           Officer
                                           (Principal Financial and
                                            Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED APRIL 4, 1998


EXHIBIT NO.                                 DESCRIPTION
       27                                   Financial Data Schedule