Form 10QSB
period 1998-07-04
DATAKEY INC
filed 1998-08-17
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 4, 1998

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

                                Yes X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares outstanding of the issuer's common equity, as of August 14, 1998, is 2,949,735.

         Transitional Small Business Disclosure Format (check One):
                                Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   July 4,      December 31,
                                                                    1998            1997
                                                                 -----------    ------------
                                                                 (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $ 1,748,701    $ 1,305,392
  Trade receivables, less allowance for
    doubtful accounts of $31,707 and $30,000                       1,047,562        634,267
  Inventories                                                      1,159,640      1,082,737
  Prepaid and other                                                   74,836         53,360
                                                                 -----------    ------------
                   Total current assets                            4,030,739      3,075,756
                                                                 -----------    ------------

OTHER ASSETS
  Prepaid licenses at cost less amortization                       1,000,925        996,611
   of $92,676 and $89,890
Patents at cost, less amortization
    of $112,103 and $91,911                                          112,871        107,691
                                                                 -----------    ------------
                                                                   1,113,796      1,104,302
                                                                 -----------    ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                               1,214,249      1,215,012
  Equipment                                                        3,004,135      2,956,269
  Furniture and fixtures                                             304,852        298,771
  Leasehold improvements                                             286,916        281,956
                                                                 -----------    ------------
                                                                   4,810,152      4,752,008
  Less accumulated depreciation                                   (3,530,877)    (3,278,760)
                                                                 -----------    ------------
                                                                   1,279,275      1,473,248
                                                                 -----------    ------------

                                                                 $ 6,423,810    $ 5,653,306
                                                                 ===========    ============


                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $   419,427    $   184,103
  Accrued severance obligation                                        77,400        185,672
  Accrued license fees                                               439,000        439,000
  Accrued dividends                                                   15,799              0
  Accrued expenses                                                   227,885        316,157
                                                                 -----------    ------------
                   Total current liabilities                       1,179,511      1,124,932
                                                                 -----------    ------------



SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000 shares                            375,000        375,000
  Convertible preferred stock series A, voting, 8% cumulative, stated value $15.80 per share; authorized 150,000 shares;
    issued and outstanding 100,000 shares                          1,580,000              0
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and
    outstanding 2,943,901 and 2,887,235                              147,195        144,361
  Additional paid-in capital                                       4,535,587      4,089,283
  Accumulated deficit                                             (1,393,483)       (80,270)
                                                                 -----------    ------------
                                                                   5,244,299      4,528,374
                                                                 -----------    ------------

                                                                 $ 6,423,810    $ 5,653,306
                                                                 ===========    ============


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended             Six Months Ended
                                                 July 4,       June 28,         July 4,      June 28,
                                                  1998           1997            1998          1997

Revenue                                       $ 1,742,630    $ 1,934,129    $ 3,226,185    $ 3,343,930
Cost of goods sold                              1,049,410      1,195,375      1,939,500      2,130,247
                                              -----------    -----------    -----------    -----------
                   Gross Profit                   693,220        738,754      1,286,685      1,213,683




Operating expenses:
Research, development
   and engineering                                412,839      1,047,175        811,962      2,063,527
  Marketing and sales                             502,519        393,625        978,676        788,000
  General and administrative                      210,529        217,810        422,845        429,366
                                              -----------    -----------    -----------    -----------

                   Total operating expenses     1,125,887      1,658,610      2,213,483      3,280,893
                                              -----------    -----------    -----------    -----------

                   Operating loss                (432,667)      (919,856)      (926,798)    (2,067,210)

Interest income                                    12,843         43,537         24,384        119,154
                                              -----------    -----------    -----------    -----------

                   Loss before
                   income taxes                  (419,824)      (876,319)      (902,414)    (1,948,056)
                                              -----------    -----------    -----------    -----------
Income tax expense                                      0              0              0              0

                   Net loss                   ($  419,824)   ($  876,319)   ($  902,414)   ($1,948,056)
                                              ===========    ===========    ===========    ===========



  Basic and diluted
  loss per share                              ($     0.28)   ($     0.30)   ($     0.45)   ($     0.67)
                                              ===========    ===========    ===========    ===========


Weighted average number of
  common shares outstanding                     2,921,085      2,887,235      2,903,885      2,886,023
                                              ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended             Six Months Ended
                                                          July 4,      June 28,        July 4,       June 28,
                                                           1998          1997           1998           1997
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                            ($  419,824)   ($  876,319)   ($  902,414)   ($1,948,056)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                          128,766        122,575        252,117        237,637
    Amortization                                           11,543         30,827         22,978         39,788
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                  (152,553)      (453,579)      (413,295)      (580,757)
      Inventories                                          10,016       (166,338)       (76,903)      (671,062)
      Prepaid expenses and other                             (349)         6,399        (21,476)       (52,419)
      Prepaid license fees                                (10,000)      (103,665)        (7,100)      (183,665)
     Increase (decrease) in:
      Accounts payable                                    109,195          4,887        235,324        365,942
      Accrued expenses                                    (85,914)        (7,258)       (88,270)       237,140
      Accrued license fees                                      0       (109,750)             0       (109,750)
      Accrued severance                                   (41,500)       (47,100)      (108,272)       (88,600)
                                                      -----------    -----------    -----------    -----------

         Net cash used in
         operating activities                            (450,620)    (1,599,321)    (1,107,311)    (2,753,802)
                                                      -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                       (36,986)      (200,446)       (58,144)      (464,309)
  Purchase of held-to-maturity
    securities                                                  0        (41,192)             0       (113,999)
  Proceeds from maturity of
    held-to-maturity securities                                 0      2,502,421              0      4,517,583
  Patent  costs                                           (12,954)       (19,457)       (25,372)       (19,869)
                                                      -----------    -----------    -----------    -----------

         Net cash provided by(used in)
         investing activities                             (49,940)     2,241,326        (83,516)     3,919,406
                                                      -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    preferred stock                                     1,426,222              0      1,426,222              0
  Net proceeds from issuance of
    common stock                                          207,914              0        207,914         18,727
                                                      -----------    -----------    -----------    -----------
          Net cash provided by financing activities     1,634,136              0      1,634,136         18,727
                                                      -----------    -----------    -----------    -----------

         Increase in cash and
         cash equivalents                               1,133,576        642,005        443,309      1,184,331

CASH AND CASH EQUIVALENTS
  Beginning                                               615,125        682,356      1,305,392        140,030
                                                      -----------    -----------    -----------    -----------
  Ending                                                1,748,701      1,324,361      1,748,701      1,324,361
                                                      ===========    ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Accrued preferred stock dividends                        15,799              0         15,799              0
  Obligation recorded in connection with prepaid
  license fees                                                  0        768,250              0        768,250
                                                      -----------    -----------    -----------    -----------
                                                           15,799        768,250         15,799        768,250
                                                      ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of July 4, 1998, and December 31, 1997, and results of its operations and cash flows for the three-month and six-month periods ended July 4, 1998, and June 28, 1997. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1997.


PRIVATE PREFERRED STOCK FINANCING

The Company completed, in May 1998, a $1.58 million convertible preferred stock financing which entitles the preferred shareholders, for a two-year period, to convert their investment into common shares at 80% of the average closing price (for a 10 day period prior to conversion) of the Company's common stock with a maximum conversion price of $5.00 per share and a minimum conversion price of $2.75 per share. This "beneficial conversion" feature has been interpreted by the office of the SEC chief accountant to be an assumed preferred stock dividend of fourteen cents per common share, which must be taken into account when computing basic and diluted loss per share.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share, in accordance with Statement of Financial Accounting Standards No. 128 are as follows:


                                                 Three Months Ended             Six Months Ended
                                           July 4, 1998   June 28, 1997   July 4, 1998  June 28, 1997
                                            -----------    -----------    -----------    -----------

Net Loss                                    $  (419,824)   $  (876,319)   $  (902,414)   $(1,948,056)

Less:
         Accrued preferred stock dividend       (15,799)             0        (15,799)             0

         Assumed preferred stock dividend      (395,000)             0       (395,000)             0
                                            -----------    -----------    -----------    -----------
Loss available to common stockholders       $  (830,623)   $  (876,319)   $(1,313,213)   $(1,948,056)
                                            ===========    ===========    ===========    ===========

Weighted average common shares                2,921,085      2,887,235      2,903,885      2,886,023

Basic and diluted loss per share            $     (0.28)   $     (0.30)   $     (0.45)   $     (0.67)
                                            ===========    ===========    ===========    ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month and six-month periods ended July 4, 1998, decreased by $191,499 and $117,745, or 10 and 4 percent, respectively, compared to the comparable 1997 periods. The decrease in revenue is due to unusually strong revenue in the second quarter of 1997. The newly introduced information security products are currently in evaluation or pilot program stages with several companies. If larger quantity orders are received in the second half of 1998, as the Company currently anticipates, revenue from the new products could exceed revenue from the existing products by the 1998 fourth quarter, in which case total 1998 revenue would then exceed 1997 revenue. The Company's ability to achieve acceptable revenue growth is primarily dependent on the generation of significant sales of its information security products which cannot at this time be assured.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue increased to 40 percent in the three-month and six-month periods ended July 4, 1998, compared to 38 and 36 percent respectively, in the comparable 1997 periods. The 1998 improvement in margin percentage is due to improved factory direct labor utilization, a reduction in scrap and yield loss, and a favorable product mix. The Company expects the gross profit margin as a percentage of revenue to remain at about the current levels for the balance of 1998.

         OPERATING EXPENSES - Operating expense decreased by $532,723, or 32 percent, in the three-month period and $1,067,410 or 33 percent in the six-month period ended July 4, 1998, compared to the comparable 1997 periods. The decrease is attributable to a substantial reduction in research, development, and engineering (R&D) expense, offset in part by an increase in marketing and sales expense. R&D expense declined substantially because the initial major new product development phase was completed in late 1997, and the Company is now able to concentrate on product enhancements and upgrades during 1998. Consequently, the Company expects to invest about 45 percent less on R&D in 1998 than in 1997. Marketing and sales expense increased $108,894 or 28 percent in the three-month period and $190,676 or 24 percent in the six-month period ended July 4, 1998, compared to the comparable 1997 periods as the Company increased its advertising and promotional activities for the newly introduced information security products. Marketing and sales expenses are expected to continue at about a 30 to 40 percent higher level than was incurred in 1997.

         INTEREST INCOME - Interest income declined $30,694, or 71 percent, in the three-month period ended July 4, 1998 and $94,770 or 80 percent in the six-month period ended July 4, 1998, compared to the comparable 1997 periods as proceeds from interest bearing accounts were utilized to fund new product development and product promotion activities. Interest income is expected to remain lower than the comparable 1997 periods for the balance of 1998.

         FINANCIAL CONDITION - During the three-month and six-month periods ended July 4, 1998, the Company had a net increase of $1,133,576 and $443,309 respectively, in cash and cash equivalents as compared to an increase of $642,005 and $1,184,331 respectively, in the comparable 1997 periods. The 1997 increases were primarily due to realization of proceeds from maturing marketable debt securities during the periods. Net cash used in operating activities decreased to $450,620 and $1,107,311 respectively, in the three-month and six-month periods ended July 4, 1998, compared to $1,599,321 and $2,753,802 respectively, in the comparable 1997 periods. The reduced use of cash in the 1998 periods is directly attributable to a reduction in the operating loss to $419,824 and $902,414 in the three-month and six-month periods respectively, in 1998, from $1,599,321 and $2,753,802 in 1997.

         Datakey's balance sheet reflects $2,851,228 in working capital as of July 4, 1998, and a current assets to current liabilities ratio of 3.42 to 1. The Company expects to continue spending on R&D at a reduced amount compared to 1997, and on marketing and sales activities at an increased amount compared to 1997. Inventory and accounts receivable levels are expected to increase during the balance of 1998 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that it will have adequate financial resources to fund its operations and R&D and marketing activities during 1998 through utilization of its $1 million bank line of credit, proceeds from the private preferred stock financing described above, and positive cash flow from operations later in the year if the Company returns to profitability as it currently expects. If market acceptance of the Company's information security products is slow to develop or does not develop as currently anticipated the Company may need funds in addition to its bank line and recent private preferred stock financing. In such circumstances, there is no assurance that the necessary funding would be available upon acceptable terms.

         The Company has evaluated the impact, if any, from the changeover of various computer systems during the year 2000. Based upon its current internal analysis and results of questions posed to major software and service suppliers, the Company feels that year 2000 will have no significant financial or operational impact.


                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating primarily to the introduction and acceptance of the Company's information security products, the anticipated generation of significant revenue from such products in 1998 and the impact of year 2000 issues on its business. The statements are subject to certain risks and uncertainties, which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the ability of the Company to successfully develop all of the new products under development and to control costs as necessary; (ii) the capability of the new products to function as currently anticipated; (iii) the potential introduction of competitive products by companies with greater resources than that of the Company; (iv) market acceptance of the new products, and (v) the accuracy and reliability of the Company's and its suppliers' assessment and remediation of year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 15, 1998, the Company issued an aggregate of 100,000 shares of Series A Convertible Cumulative Preferred Stock and five-year warrants to purchase an aggregate of 188,095 shares of Common Stock for gross proceeds of $1,580,000. The shares were sold with the assistance of Miller, Johnson & Kuehn, Incorporated (MJK) to 12 accredited investors. MJK received commissions equal to $110,600 as part of the offering, and ten-year warrants to purchase 37,890 shares of Common Stock, with an exercise price of $6.60 per share. Because the offering was not a public offering and was offered only to accredited investors, the Company relied upon Section 4 (6) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, for exemptions from the registration requirements of such Act. The shares of Series A Convertible Cumulative Preferred Stock have 8 percent dividend rights and are convertible into shares of Common Stock at any time on or before May 15, 2000. The conversion price is equal to 80 percent of the market price (equal to average closing bid price for the 10-day period prior to the conversion date), with the minimum and maximum conversion price of $2.75 and $5.00, respectively. Investor warrants were also granted and are exercisable at $6.30 per share for five years. The Company has filed a Registration Statement on Form S-3 covering the resale of the shares of Company Common Stock: (i) underlying the Series A preferred shares; (ii) issuable upon exercise of the agent and investor warrants; and (iii) issuable in connection with the payment of any dividends paid in Company Common Stock on the Series A preferred shares.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
        DATAKEY, INC. AND SUBSIDIARY

The Company held its Annual Meeting on Tuesday, June 2, 1998.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

By a vote of 2,810,986 shares in favor, with 3,425 shares opposed and 50 shares abstaining, the shareholders set the number of directors to be elected at six
(6).

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:

                                     NUMBER OF               NUMBER OF VOTES
               NOMINEE               VOTES FOR                  WITHHELD
              ---------              ---------               ---------------
John H. Underwood                    2,800,311                      14,150
Terrence W. Glarner                  2,805,261                       9,200
Thomas R. King                       2,805,261                       9,200
Gary R. Holland                      2,805,261                       9,200
Eugene W. Courtney                   2,804,761                       9,700
Carl P. Boecher                      2,804,761                       9,700

The shareholders approved, by a vote of 1,300,162 for, 629,458 against, 5,673 abstaining and 879,168 broker non-votes, an increase of shares, from 500,000 to 800,000 in the Company's 1997 Stock Option Plan.

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1998, by a vote of 2,810,286 shares in favor, 850 shares opposing and 3,325 shares abstaining.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

(a)      Exhibit 27    Financial Data Schedule (only filed with electronic copy)


(b)      Reports on Form 8-K:

                    The  Company  filed a Form 8-K on May 20,  1998,  that fully
                    described  the  details  of  the  private   preferred  stock
                    financing which was completed on May 15, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 1998                Datakey, Inc.

                                     By:      /s/ Carl P. Boecher
                                              Carl P. Boecher
                                              President & Chief Executive
                                              Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Alan G. Shuler
                                              Alan G. Shuler
                                              Vice President & Chief Financial
                                              Officer
                                              (Principal Financial and
                                               Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED JULY 4, 1998


EXHIBIT NO.              DESCRIPTION


27       Financial Data Schedule