Form 10QSB
period 1998-10-03
DATAKEY INC
filed 1998-11-17
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

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

           ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of November 17, 1998, is 2,958,830.

         Transitional Small Business Disclosure Format (check One):
                                 Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     October 3,      December 31,
                                                                        1998             1997
                                                                    -----------      ------------
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $ 1,558,132       $ 1,305,392
  Trade receivables, less allowance for
    doubtful accounts of $30,642 and $30,000                            866,096           634,267
  Inventories                                                         1,120,720         1,082,737
  Prepaid and other                                                      60,369            53,360
                                                                    -----------       -----------
                   Total current assets                               3,605,317         3,075,756
                                                                    -----------       -----------

OTHER ASSETS
  Prepaid licenses at cost less amortization                            555,676           996,611
   of $94,056 and $89,890
Patents at cost, less amortization
    of $122,820 and $91,911                                             122,483           107,691
                                                                    -----------       -----------
                                                                        678,159         1,104,302
                                                                    -----------       -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                                  1,226,249         1,215,012
  Equipment                                                           3,001,473         2,956,269
  Furniture and fixtures                                                304,852           298,771
  Leasehold improvements                                                286,916           281,956
                                                                    -----------       -----------
                                                                      4,819,490         4,752,008
  Less accumulated depreciation                                      (3,642,369)       (3,278,760)
                                                                    -----------       -----------
                                                                      1,177,121         1,473,248
                                                                    -----------       -----------

                                                                    $ 5,460,597       $ 5,653,306
                                                                    ===========       ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $   324,299       $   184,103
  Accrued severance obligation                                           35,900           185,672
  Accrued license fees                                                        0           439,000
  Accrued dividends                                                      47,398                 0
  Accrued expenses                                                      399,617           316,157
                                                                    -----------       -----------
                   Total current liabilities                            807,214         1,124,932
                                                                    -----------       -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000 shares                               375,000           375,000
  Convertible preferred stock series A, voting, 8% cumulative, stated value $15.80 per share; authorized 150,000 shares;
    issued and outstanding 100,000 shares                             1,580,000                 0
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and
    outstanding 2,949,735 and 2,887,235                                 147,488           144,361
  Additional paid-in capital                                          4,552,526         4,089,283
  Accumulated deficit                                                (2,001,631)          (80,270)
                                                                    -----------       -----------
                                                                      4,653,383         4,528,374
                                                                    -----------       -----------

                                                                    $ 5,460,597       $ 5,653,306
                                                                    ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended                  Nine Months Ended
                                                   October 3,        September 27,     October 3,      September 27,
                                                      1998               1997            1998               1997
                                                  -----------       -----------       -----------       -----------

Revenue                                           $ 1,373,713       $ 1,603,846       $ 4,599,898       $ 4,947,776
Cost of goods sold                                    859,035         1,096,332         2,798,535         3,226,579
                                                  -----------       -----------       -----------       -----------
                   Gross Profit                       514,678           507,514         1,801,363         1,721,197




Operating expenses:
Research, development
   and engineering                                    401,615           653,137         1,213,577         2,716,664
  Marketing and sales                                 500,050           431,124         1,478,726         1,219,124
  General and administrative                          205,066           184,713           627,911           614,079
                                                  -----------       -----------       -----------       -----------

                   Total operating expenses         1,106,731         1,268,974         3,320,214         4,549,867
                                                  -----------       -----------       -----------       -----------

                   Operating loss                    (592,053)         (761,460)       (1,518,851)       (2,828,670)

Interest income                                        15,504            43,537            39,888           147,528
                                                  -----------       -----------       -----------       -----------

                   Loss before
                   income taxes                      (576,549)         (717,923)       (1,478,963)       (2,681,142)
Income tax expense                                          0                 0                 0                 0
                                                  -----------       -----------       -----------       -----------

                   Net loss                          (576,549)         (717,923)       (1,478,963)       (2,681,142)
                   Preferred stock dividends          (31,599)                0          (442,398)                0
                                                  -----------       -----------       -----------       -----------
                   Net loss available to
                     common shareholders          ($  608,148)      ($  717,923)      ($1,921,361)      ($2,681,142)
                                                  ===========       ===========       ===========       ===========

  Basic and diluted
  loss per share                                  ($     0.21)      ($     0.25)      ($     0.66)      ($     0.93)
                                                  ===========       ===========       ===========       ===========


Weighted average number of
  common shares outstanding                         2,949,066         2,887,235         2,918,782         2,886,431
                                                  ===========       ===========       ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended                     Nine Months Ended
                                                                October 3,       September 27,      October 3,       September 27,
                                                                   1998               1997             1998               1997
                                                               -----------       -----------       -----------       -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                                     ($  576,549)      ($  733,086)      ($1,478,963)      ($2,681,142)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                                   135,617           131,642           387,734           369,279
    Amortization                                                    12,097            42,390            35,075            82,178
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                            181,466            62,170          (231,829)         (518,587)
      Inventories                                                   38,920           177,381           (37,983)         (493,681)
      Prepaid expenses and other                                    14,467            39,434            (7,009)          (12,985)
     Increase (decrease) in:
      Accounts payable                                             (95,128)         (453,224)          140,196           (87,282)
      Accrued expenses                                             171,732           (77,712)           83,462           159,428
      Accrued severance                                            (41,500)          (41,500)         (149,772)         (130,100)
                                                               -----------       -----------       -----------       -----------
         Net cash used in
         operating activities                                     (158,878)         (852,505)       (1,259,089)       (3,312,892)
                                                               -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                                (33,463)          (84,532)          (91,607)         (548,841)
  Purchase of held-to-maturity
    securities                                                           0           (13,637)                0          (127,636)
  Proceeds from maturity of
    held-to-maturity securities                                          0         1,227,000                 0         5,744,583
  License and patent  costs                                        (15,460)          (20,887)          (47,932)         (224,421)
                                                               -----------       -----------       -----------       -----------
         Net cash provided by(used in)
         investing activities                                      (48,923)        1,107,944          (139,539)        4,843,685
                                                               -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    preferred stock                                                      0                 0         1,426,222                 0
  Payments on license obligation                                         0          (109,750)                0          (219,500)
  Net proceeds from issuance of
    common stock                                                    17,232                 0           225,146            18,727
                                                               -----------       -----------       -----------       -----------
          Net cash provided by financing activities                 17,232          (109,750)        1,651,368          (200,773)
                                                               -----------       -----------       -----------       -----------

         Increase(decrease) in cash and
         cash equivalents                                         (190,569)          145,689           252,740         1,330,020

CASH AND CASH EQUIVALENTS
  Beginning                                                      1,748,701         1,324,361         1,305,392           140,030
                                                               -----------       -----------       -----------       -----------
  Ending                                                         1,558,132         1,470,050         1,558,132         1,470,050
                                                               ===========       ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Accrued preferred stock dividends                                 31,599                 0            47,398                 0
  Increase(decrease) in obligation recorded in connection
    with prepaid license fees                                     (439,000)                0          (439,000)          768,250
                                                               -----------       -----------       -----------       -----------
                                                                  (407,401)                0          (391,602)          768,250
                                                               ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of October 3, 1998, and December 31, 1997, and results of its operations and cash flows for the three-month and nine-month periods ended October 3, 1998, and September 27, 1997. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1997.


PRIVATE PREFERRED STOCK FINANCING

The Company completed, in May 1998, a $1.58 million convertible preferred stock financing which entitles the preferred shareholders, for a two-year period, to convert their investment into common shares at 80% of the average closing price (for a 10 day period prior to conversion) of the Company's common stock with a maximum conversion price of $5.00 per share and a minimum conversion price of $2.75 per share. This "beneficial conversion" feature has been interpreted by the office of the SEC chief accountant to be an assumed preferred stock dividend of $395,000 which must be taken into account when computing basic and diluted loss per share.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share, in accordance with Statement of Financial Accounting Standards No. 128, are as follows:

                                                             Three Months Ended                Nine Months Ended
                                                        October 3,      September 27,      October 3,       September 27,
                                                           1998              1997             1998              1997
                                                       -----------       -----------       -----------       -----------
Net Loss                                               $  (576,549)      $  (717,923)      $(1,478,963)      $(2,681,142)
Less:
         Accrued preferred stock dividend                  (31,599)                0           (47,398)                0
         Assumed preferred stock dividend                        0                 0          (395,000)                0
                                                       -----------       -----------       -----------       -----------
Loss available to common stockholders                  $  (608,148)      $  (717,923)      $(1,921,361)      $(2,681,142)
                                                       ===========       ===========       ===========       ===========

Weighted average common shares                           2,949,066         2,887,235         2,918,782         2,886,431

Basic and diluted loss per share                       $     (0.21)      $     (0.25)      $     (0.66)      $     (0.93)
                                                       ===========       ===========       ===========       ===========


PREPAID LICENSE OBLIGATION

The Company completed, in August 1998, an amendment to a license agreement for certain Internet browser and server software, that fixed the total license fee obligation at $439,000, the amount that has already been paid, rather than $878,000 in the original agreement. Consequently, the Company was able to satisfy the remaining license fee obligation and reduce the prepaid fee by an equal amount. The remaining prepaid license fee will be amortized as a cost of sale as the licensed products are sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION DATAKEY, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month and nine-month periods ended October 3, 1998, decreased by $230,133 and $347,878, or 14 and 7 percent respectively, compared to the comparable 1997 periods. The decrease in revenue was due to a reduction in orders from several of the Company's major electronic products customers. The newly introduced information security products are currently in evaluation or pilot program stages with several companies. If larger quantity orders are received during the next year, as the Company currently anticipates, revenue from the new products could exceed revenue from the existing products in 1999. The Company's ability to achieve acceptable revenue growth is primarily dependent on the generation of significant sales of its information security products which cannot at this time be assured.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue increased to 38 and 39 percent respectively, in the three-month and nine-month periods ended October 3, 1998, compared to 32 and 35 percent respectively, in the comparable 1997 periods. The improvement in margin percentage is due to improved factory direct labor utilization, a reduction in scrap and yield loss, and a favorable product mix. The Company expects the gross profit margin as a percentage of revenue to remain at about the current levels in the fourth quarter of 1998.

         OPERATING EXPENSES - Operating expense decreased by $162,243, or 13 percent, in the three-month period and $1,229,653, or 27 percent, in the nine-month period ended October 3, 1998, compared to the comparable 1997 periods. The decrease is attributable to a substantial reduction in research, development, and engineering (R&D) expense, offset in part by an increase in marketing and sales expense. R&D expense declined substantially because the initial major new product development phase was completed in late 1997, and the Company is now able to concentrate on product enhancements and upgrades during 1998. Consequently, the Company expects to invest about 45 percent less on R&D in 1998 than in 1997. Marketing and sales expense increased $68,926, or 16 percent, in the three-month period and $259,602, or 21 percent, in the nine-month period ended October 3, 1998, compared to the comparable 1997 periods as the Company increased its advertising and promotional activities for the newly introduced information security products. Marketing and sales expenses are expected to continue at about a 30 to 40 percent higher level than was incurred in 1997.

         INTEREST INCOME - Interest income declined $28,033, or 64 percent, in the three-month period ended October 3, 1998 and $107,640, or 73 percent, in the nine-month period ended October 3, 1998, compared to the comparable 1997 periods as proceeds from interest bearing accounts were utilized to fund new product development and product promotion activities. Interest income is expected to remain lower than the comparable 1997 period for the fourth quarter of 1998.

LIQUIDITY AND FINANCIAL CONDITION

         - During the three-month and nine-month periods ended October 3, 1998, the Company had a net decrease of $190,569 and an increase of $252,740 respectively, in cash and cash equivalents as compared to an increase of $145,689 and $1,330,020 respectively, in the comparable 1997 periods. The 1997 increases were primarily due to realization of proceeds from maturing marketable debt securities during the comparable periods. Net cash used in operating activities decreased to $158,878 and $1,259,089, respectively, in the three-month and nine-month periods ended October 3, 1998, compared to $852,505 and $3,312,892, respectively, in the comparable 1997 periods. The reduced use of cash in the 1998 periods is directly attributable to a reduction in the net loss to $576,549 and $1,478,963 in the three-month and nine-month periods, respectively, in 1998, from $733,086 and $2,681,142 in 1997.

         Datakey's balance sheet reflects $2,798,103 in working capital as of October 3, 1998, and a current assets to current liabilities ratio of 4.47 to 1. Inventory and accounts receivable levels are expected to increase during the balance of 1998 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that it will have adequate financial resources to fund its operations and R&D and marketing activities during 1999 through utilization of its $1 million bank line of credit and proceeds from the private preferred stock financing described above in Notes to Consolidated Financial Statements. If market acceptance of and demand for the Company's information security products is slow to develop or does not develop as currently anticipated, the Company may need capital in addition to its bank line and recent private preferred stock financing. In such circumstances, there is no assurance that the necessary funding would be available upon acceptable terms.

Year 2000

Year 2000 Background

         The Company's overall goal is to be Year 2000 ready. To accomplish this goal, the Company has been addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties. To be ready, the Company needs to evaluate the Year 2000 issues and fix any problems it can so that all of its systems and relationships will be suitable for continued use into and beyond the Year 2000.

         The Company began addressing the Year 2000 issue in 1997 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its major internal software systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is substantially complete. The Company's Year 2000 efforts have also included assessment of "embedded" systems (such as building security, telephone systems, and elevator systems).

         As part of the assessment phase, the Company has also had conversations with many of its major software and service suppliers, and has recently initiated plans to obtain formal written assurances from such key third parties in order to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has not yet completed this part of the assessment phase and cannot predict the outcome of other companies' remediation efforts.

Year 2000 Costs

         The Company currently plans to substantially complete its Year 2000 compliance efforts by September 1999. To date, the Company has spent $10,000 during the assessment phase. The total remaining cost of such efforts is estimated at $20,000. Approximately $10,000 is for new software and hardware purchases and will be capitalized. The remaining $10,000 will be expensed as incurred over the next year. The cost of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

Risk Assessment

         At this time, the Company believes that its most reasonably likely worst case scenario is that the Company could experience delays in delivery of critical parts and supplies and/or key customers could experience a delay in delivery of needed Datakey parts. In the event that either of these senarios occur, the Company expects that it would have a material adverse effect on the Company's financial condition and results of operations. More likely possible consequences to the company or its business partners not being fully Y2K compliant include a temporary shortage of critical parts and supplies. These consequences also could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

Contingency Plans

         The Company does intend to prepare contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers, and will likely include identifying and securing alternative suppliers of critical components, and adjusting manufacturing facility production. The Company intends to begin working on a contingency plan in early 1999 and to have it substantially finalized by September 1999.

CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating primarily to the introduction and acceptance of the Company's information security products, the anticipated generation of larger quantity orders and significant revenue from such products in 1999, the extent of decreased R&D expenses and increased sales and marketing expenses, the ability to maintain profit margins, the Company's belief that it has sufficient resources to fund its activities through 1999 and the impact of Year 2000 on its business. The statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the ability of the Company to successfully develop all of the new products under development, to successfully market those available, and to control costs as necessary; (ii) the capability of the new products to function as currently anticipated; (iii) the potential introduction of competitive products by companies with greater resources than those of the Company; (iv) market acceptance of and demand for the new products, and (v) the accuracy and reliability of the Company's and its suppliers' assessment and remediation of Year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On October 20, 1998, the Company issued 9,095 shares of its Common Stock to a holder of the Company's Series A Convertible Cumulative Preferred Stock ("Series A Stock") upon conversion of 1,583 shares of Series A Stock at a conversion price of $2.75 per share. The Company relied upon an exemption provided under
Section 4(2) of the Securities Act of 1933, as amended, for an exemption from the registration requirements of such Act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit 27    Financial Data Schedule (only filed with electronic copy)


(b)      Reports on Form 8-K:

                       None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 17, 1998                     Datakey, Inc.

                                            By:  /s/ Carl P. Boecher
                                            Carl P. Boecher
                                            President & Chief Executive
                                            Officer
                                            (Principal Executive Officer)


                                            By:  /s/ Alan G. Shuler
                                            Alan G. Shuler
                                            Vice President & Chief Financial
                                            Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED OCTOBER 3, 1998


EXHIBIT NO.         DESCRIPTION

         27         Financial Data Schedule