Form 10KSB
period 1998-12-31
DATAKEY INC
filed 1999-03-30
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5,870,250.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $4,800,000 based upon the closing sale price of the Issuer's Common Stock on March 19, 1999.

As of March 19, 1999, there were 3,103,259 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report"). Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 1999 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)  YES  [  ]   NO  [ X ]

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

         Datakey, Inc. (the "Company") was incorporated under the laws of the State of Minnesota in 1976 under the name "The Systems Group, Inc." In 1980, the Company changed its name to Datakey, Inc. The Company provides product, subsystem and system solutions to record, store and transmit electronic information. Datakey also manufactures and sells products and systems directed to the information security market which enable user identification and authentication, secure data exchange and information validation. It also provides OEM products, consisting of proprietary memory keys, cards and other custom-shaped tokens that serve as a convenient way to carry electronic information and are packaged to survive in portable environments.

         The Company's first portable memory products, consisting of an electronic key and support electronics, were introduced in 1981 for applications requiring convenient storage, transportation and management of information. The Company's current products utilize semiconductor technology to provide a storage device more versatile than conventional portable information products such as keys, badges and magnetic stripe cards. The Company's current product line of portable memory devices and associated interface products provide up to 16,384,000 bits of data storage which are used in a wide range of applications including communications security, computer security, facility security, vending and process control.

         Each of the Company's portable memory systems consist of one or more portable memory devices, access devices and, for certain models, interface modules containing microprocessors. These components, together with the user's processor-based equipment, function as an integrated system allowing instantaneous processing of personalized data carried within a portable data carrier. Through the incorporation of advanced semiconductor memory technology, the Company's portable memory device is able to store and carry substantial amounts of information. When the memory device is used in conjunction and with the other components of the Company's system, information can be selectively altered, added to or erased, as required, to effectively and reliably manage or control a particular activity or transaction.

         The Company has introduced end-user systems that utilize smart cards or smart keys and are designed to provide advanced information security utilizing digital signatures and encryption. These systems incorporate hardware and software to provide a higher level of security than is obtainable with current software only solutions.

Current Products and Products Under Development

Electronic Products (EP)

         Portable Memory Devices. Portable memory devices are electronic devices which store information. They have a plastic exterior, are in the forms of keys, cards, or custom shaped tokens and encapsulate semiconductor memory. Certain devices have been designed to store information which may be retrieved, altered, erased or updated; while other devices have been designed to store one-time programmable information which may be retrieved but not altered or updated. The storage capacities of the Company's portable memory devices range from 1,024 bits to 16,384,000 bits. The portable memory devices are priced generally between $2 and $100 per unit, depending on capacities and quantities purchased.

         Access Device. The access device is the element into which a portable memory device is inserted to provide the interconnection between the portable memory device and the electronic interface circuitry or the host processor-based equipment. It is through this physical interconnection that the data contained in the portable memory device is transmitted to the electronic interface or to the host interface. Several models of the access device have been developed to handle the Company's different portable memory devices. The access devices are priced generally between $15 and $120 per unit, depending on models and quantities purchased.

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

Integrated System Solutions (ISS)

         For the past three years, Datakey has been developing "token-based" (smart card or smart key) products that provide advanced information security solutions to the problems of organizations, worldwide. The first release of these token-based information security systems was introduced in September 1997 and additional versions were introduced in 1998. In addition to other versions, the Company expects to launch a new version of SignaSURE CIP in the second half of 1999. The launch and success of such products is dependent on further successful development efforts and market acceptance, along with other risks. See "Forward Looking Statements."

         SignaSURE CIP. Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software. Password-based security, however, is insufficient for networks with connections, such as the Internet, outside of the organization. The Company's SignaSURE CIP (Cryptographic Interface Provider) is designed to solve this problem, allowing the Internet to be used safely for electronic commerce.

         SignaSURE CIP allows users and value-added resellers to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme--something that is owned (a hardware token) and something that is known (a password to activate the token)--for a much stronger level of security than password-based software solutions. SignaSURE CIP provides token add-ons to Cryptoki (PKCS-11) standard information security interface applications and for applications that incorporate Microsoft's CryptoAPI (API). These products offer "load, plug and play" convenience for strong information security.

         SignaSURE CIP products include a user-unique smart card or smart key that holds the critical information to perform the cryptographic functions necessary for information privacy and data integrity, a companion reader/writer that plugs into a computer's serial port, PCMCIA port or floppy disk drive, and software which is loaded into the workstation and interfaces to the application program. The Company introduced, in September 1997, a version of SignaSURE CIP that utilizes the standard PKCS #11 (Cryptoki) Interface and then in January 1998, it released a version that utilizes either the PKCS#11 interface or Microsoft's CryptoAPI.

         SignaSURE DTK. As public-key information security continues to grow, due to the technology's adoption by well-known software companies such as Microsoft and Netscape, software developers are implementing public-key information security into their specialized applications. Because no easy method was previously available for application developers to implement a token-based public key infrastructure (PKI), the Company developed its SignaSURE DTK (Developers Tool Kit) so that developers could easily and cost-effectively launch their applications with the much stronger, token-based information security.

         SignaSURE DTK is a turnkey package that the Company designed to allow software developers to integrate Datakey hardware tokens and a PKI into their applications. DTK includes up to three main components: hardware cryptographic tokens, interface and integration software and security infrastructure products. DTK is available in four configurations ranging from a token with a reader/writer and integration software, to the full PKI configuration that issues and manages hardware tokens and digital certificates. This product flexibility allows user-developers who utilize SignaSURE DTK to integrate just what is needed for their application. The Company began selling the SignaSURE DTK in mid-1997.

         SignaSURE ESS. Many organizations have made the transition from large mainframe systems to more flexible, but much less secure, client-server networks and intranets. Client-server networks and intranets allow digital information to reside on networks, rather than at the desktop so many authorized users can access the same information. Authorized users may include company employees, suppliers and customers who can be connected to the network, or located remotely from the enterprise. With the advent of the Internet, information transmission over any distance can be accomplished quickly and cost effectively, but not securely. Datakey believes its SignaSURE ESS (Enterprise Security Suite) offers a solution to manage a network, intranet and Internet computing structure to allow only authorized users access to information. Information can then be transmitted securely and stored safely on both private and public networks without privacy and data integrity concerns.

         SignaSURE ESS is an integrated "end-to-end" data security system that the Company believes will assure secure network access, confidential information exchange, integrity of data and transaction non-repudiation. Secure, personalized smart tokens are employed within a PKI to provide a higher level of information security than is provided by software-only solutions. Security functions are integrated into applications like Microsoft Office(TM), thereby providing seamless security operation to the user. SignaSURE ESS will operate over the Internet, and wide and local area networks enabling secure information exchange for all users, whether local or remote to the enterprise.

         SignaSURE ESS includes a user-personalized smart card or smart key and companion reader/writer for workstation or laptop that perform the functions necessary for information privacy and data integrity. It also incorporates client software that manages secure information and interfaces to applications, and server-based, enterprise infrastructure hardware and software that initialize SignaSURE ESS and continuously ensure that all users are authorized. ESS also includes an optional secure stand-alone workstation to initialize cards and provide backup of private keys for recovery purposes. The Company plans to release SignaSURE ESS in the second half of 1999.

         The following chart shows the Company's SignaSURE products:

                                           SignaSURE Product
Attribute                                  CIP    DTK    ESS
------------- --------------------------   ---    ---    ---
Customer      Organizational End-User       x             x
              Software Developer                   x

System Type   Integrated Solution                         x
              Add-on Subsystem              x
              Component                            x

Application   Information Security          x             x
              Token Integration             x      x

Hardware      Datakey Smart Token           x      x      x
              Datakey Reader/Writer         x      x      x

Software      Security Solution                           x
              Token Interface               x      x


Year 2000

         The Company's new products are designed to accept either two digits or four digits in designating the year. As a result, these products can distinguish the year 2000 from the year 1900; therefore, the Company does not believe the year 2000 will cause any material problems. See also "Management's Discussion & Analysis--Year 2000."


Research and Development

         During 1997 and 1998, the Company continued the development of portable memory devices to expand its line of standard products as well as newly designed custom products. The Company also continued its development of token-based information security products.

         As the need for computer security products continues to grow, the Company has been expending significant effort into development and improvement of token-based computer information security systems. The Company's SignaSURE line of information security products, which were initially released for sale during 1997, are designed to provide encryption and digital signatures required for electronically generated documents on computer networks.

         The technology involved in information security systems is undergoing rapid expansion and advancement which could result in the development of new products and systems which may make the Company's present information security products obsolete. The initial development effort for the Company's information security products was completed in 1997 but the Company must continue to improve its present information security products in order to remain competitive.

         In 1998 and 1997, research and development expenses were $1,673,000 and $3,186,000, respectively. The Company expects that research and development expenses in 1999 will be greater than in 1998.

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

Sources of Supply

         The Company purchases a microprocessor, with its proprietary operating masked into the chip, from a single source supplier. The Company intends to continue purchasing microprocessors from this supplier during 1999 but will continue to evaluate alternative sources of supply.

         Due to the unique nature of these cryptographic microprocessors, there are currently a limited number of alternative sources of supply and, due to different operating systems and other characteristics, one supplier's microprocessors are not easily interchanged with another. Should the present source of supply become inadequate or inferior to other offerings in the future or should it experience unforeseen Year 2000 issues, the Company will be required to incur a significant cost and possibly experience a gap in supply to switch to a new supplier.

         The Company has several qualified sources from which to purchase printed circuit boards and electronic components for most of its standard portable memory devices. The components for the Company's products are, in general, available from multiple suppliers. Some of the plastic components are molded on the Company's in-house molding equipment or suppliers' molding equipment using Company-owned tooling.

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

Significant Customer

         The Company sells its electronic products to a number of commercial original equipment manufacturers and other customers, including governmental entities. At this time, the Company is not dependent on any one customer or few customers, the loss of which would have a material adverse effect on its business.

Marketing

         General. While there appears to be a broad range of applications and potential customers for portable memory devices, no single application group has evidenced strong, long-term growth potential. The diversity of potential applications has made it difficult for the Company to focus its limited marketing resources. In 1997, sales to EP customers decreased to $5,868,000, and in 1998 they decreased to $5,241,000. As sales to new customers come on line, the Company believes that commercial EP sales may increase in 1999.

         ISS products for the information security marketplace were introduced in 1997 and resulted in revenue of $629,000 during 1998. In 1999, the Company expects revenue from these products to increase significantly as additional pilot programs are commenced and certain customers convert into production mode. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time.

         Market for EP Products. To date, most applications in the commercial and government market have used the Data Key for electronic security and equipment control applications. The Company is seeking to develop other long-term business in this market. The Company markets its products to domestic and international customers using the following channels:

                  Domestic. The Company markets its portable memory devices domestically through a combination of direct and indirect sales personnel. In addition, it utilizes advertising, trade shows and direct mail to reach its buying audience. In 1998 and 1997, EP sales to domestic customers, and the corresponding percentage of total revenue, were approximately $3,650,000 (62%) and $4,068,000 (68%), respectively.

                  International. The Company presently markets its portable memory devices internationally through an independent sales agent in the United Kingdom and agents and/or distributors in Australia, Belgium, the Netherlands, Germany, Ireland, Spain, Italy and Sweden. The Company has customers in other countries who are handled on a direct basis from the Company's headquarters in the United States. The Company intends to expand into other international market areas in the future. In 1998 and 1997, EP sales to international customers, and the corresponding percentage of total revenue, were approximately $1,591,000 (27%) and $1,800,000 (30%), respectively.

         Market for ISS Products. Datakey markets and sells its advanced information security products (the initial offerings in its ISS line) through a combination of direct sales and marketing personnel, dealers, distributors, value added resellers and system integrators/developers.

         The direct sales and marketing personnel concentrate primarily on relationships with large security-conscious organizations either through direct or indirect contact, establishing alliances with system integrators/developers and setting up dealer/distributor relationships for its products. The future revenue of Datakey ISS products is dependent on the success of a new and untested marketing and direct sales organization. Also, see "Outlook and Risks" in the Management's Discussion and Analysis contained in the Company's 1998 Annual Report, portions of which are included in Exhibit 13.1 of this Report.

Backlog

         As of March 13, 1999, the Company had an order backlog, totaling approximately $2,053,000, including approximately $748,000 with no scheduled shipment date or with scheduled shipment dates after 1999. Although the orders generally contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer's request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

Competition

         Electronic Products. The Company's primary competition for electronic products sold to original equipment manufacturers is presently, and is expected to remain, conventional portable information systems, such as keys and cards, and more advanced portable information systems including those in the familiar credit card format, such as "smart cards," Personal Computer Memory Card Industry Association (PCMCIA) cards, magnetic stripe cards, bar-code cards and laser technology cards. The Company's products, when used as a portable data base, may also compete with centralized data base systems. Many of the manufacturers of these portable information devices and systems are large, well-established companies.

         A number of European and Japanese firms continue to develop and refine the smart card technologies. Some of these companies have established branch offices in the United States to explore the United States market. To date, the smart card has been used primarily in Europe, where it has been implemented extensively in prepaid telephone systems and more recently in loyalty programs and various cashless vending applications. In the United States, smart cards are currently being used mainly in field trial environments. Although the Company does not have complete information about the status of these trials, the Company believes that, in time, the smart card will be successfully developed and could become a competitor, especially in those markets which have a history of using a card or a preference for card-type devices.

         Memory cards, such as PCMCIA standard cards, are functionally equivalent to the Company's portable memory devices in that they utilize semiconductor memory in card-shaped devices made of plastic. Memory cards generally have larger memory capacities than the devices currently offered by the Company and historically incorporated volatile, battery-backed memory elements. More recently, nonvolatile (principally "Flash Memory") memory elements which do not require battery backup have become more prominent. They are used in such applications as laser printer fonts, instrumentation, electronic lettering machines and fax/modems, and are also used as replacements or "add ons" to diskettes and hard drives for data storage in certain desktop, notebook and smaller portable computers.

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

         Other portable memory devices, including one in a "button" form and others in shapes similar to the Data Key, are becoming more common in the marketplace. Many of these competing devices utilize similar semiconductor components and electronic interfaces. The Company expects competition from these alternative devices to continue in the future.

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

Employees

         As of March 13, 1999, the Company employs 60 full-time employees, 15 of whom are involved in manufacturing, 3 in materials handling, 2 in quality assurance, 14 in engineering, 16 in marketing/sales and 10 in general and administrative areas. In addition, the Company uses contract labor during peak production times and for major projects. The Company's employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

Forward Looking Statements

Certain statements made in this Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified:

o The expectation that Datakey in the second half of 1999 will introduce SignaSURE ESS and a new version of SignaSURE CIP, is subject to the risk of unanticipated problems or delays in development and depends upon market acceptance and demand, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.
o The expectation that the Company will continue to improve its manufacturing processes, leading to more efficient production, depends on the Company's ability to monitor such processes and to add capital equipment to its manufacturing operations.
o The expectation that commercial EP sales may increase in 1999 depends on acceptance by new customers identified by the Company's sales representatives, as well as other general market conditions and competitive conditions.
o The expectation that the Company will expand sales in international markets depends on the acceptance of its products in such markets, the quality and performance of the Company's products as compared to competitive products, the effectiveness of relatively new marketing and sales personnel, and other general market and competitive conditions within such markets.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consists of 18,488 square feet. Approximately one-half of the space is used for manufacturing and warehousing, and the balance for present and future office space. All of this space is rented under a lease which extends through June 1999. The Company also utilizes approximately 2,400 square feet in a nearby office under a sublease that expires in May 1999. The annualized rent expense for the space currently occupied is $160,000, plus a portion of the operating expenses and real estate taxes. The Company is currently negotiating with its present landlord to extend its lease for an additional five years and to add approximately 6,500 square feet of adjoining space to provide for relocation of personnel from the nearby office and also for future expansion. The Company is also evaluating proposals from two other parties for similar space in the nearby vicinity. The Company intends to make a decision on space by April 15, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market System under the symbol DKEY. The high and low sale prices for the common stock by quarter as reported by Nasdaq are set forth in the following table for 1998 and 1997.

         On March 12, 1999, the Company had approximately 1,100 shareholders, including approximately 800 beneficial owners. The Company has never paid dividends on its common stock and does not plan to in the foreseeable future.
                                                         Sale Prices
                                                    High      Low
1998
   1st Quarter.................................     $4        $2 3/4
   2nd Quarter.................................     $7 1/2    $2 5/8
   3rd Quarter.................................     $6 7/8    $2 7/8
   4th Quarter.................................     $3 3/4    $1 15/16

1997
   1st Quarter.................................     $4 7/8    $2 1/4
   2nd Quarter.................................     $4 7/8    $1 7/8
   3rd Quarter.................................     $4 1/4    $3
   4th Quarter.................................     $4 1/4    $3 1/8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1998 Annual Report, a portion of which is included herewith in
Exhibit 13.1 to this Report.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company are included as part of Exhibit 13.1 to this Report:


         Independent Auditor's Report
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for Years Ended
            December 31, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for Years
            Ended December 31, 1998 and 1997
         Consolidated Statements of Cash Flows for Years Ended
            December 31, 1998 and 1997
         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's directors and executive officers is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders under the captions "Determination of Number and Election of Directors" and "Executive Officers of the Company." The Company's proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Compliance."

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Shareholders under the caption "Security Ownership of Management and Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                DATAKEY, INC.


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

SIGNATURES                     TITLES                                  DATE

/s/ Carl P. Boecher          Chief Executive Officer and         March 30, 1999
Carl P. Boecher              Director (Principal Executive
                             Officer)

/s/ Alan G. Shuler           Vice President and Chief            March 30, 1999
Alan G. Shuler               Financial Officer (Principal
                             Financial and Accounting Officer)

/s/ Thomas R. King           Director and Secretary              March 30, 1999
Thomas R. King

/s/ Terrence W. Glarner      Director                            March 30, 1999
Terrence W. Glarner

/s/ Gary R. Holland          Chairman of the Board of            March 30, 1999
Gary R. Holland              Directors

/s/ Eugene W. Courtney       Director                            March 30, 1999
Eugene W. Courtney

/s/ John H. Underwood        Director                            March 30, 1999
John H. Underwood

                                  DATAKEY, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1998

Exhibit
 No.         Description

3.1      Restated Articles of Incorporation, as amended

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

10.12 1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)*

10.13 Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.14 Employment Agreement between Michael L. Sorensen and the Company dated April 16, 1997 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended December 31, 1997)*

10.15 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1997)*

10.16 Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997)*

13.1 Portions of 1998 Annual Report, including 1998 Financial Statements and Management's Discussion and Analysis

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-KSB for fiscal year ended December 31, 1994)

23.1     Independent Accountant's Consent

24.1 Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney and John H. Underwood (included on the signature page of this Form 10-KSB)

27       Financial Data Schedule (filed with electronic version only)

* Designates a management contract or compensatory plan or arrangement.