Form 10QSB
period 1999-04-03
DATAKEY INC
filed 1999-05-14
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of May 14, 1999, is 3,111,249.

         Transitional Small Business Disclosure Format (check One):
                  Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     April 3,         December 31,
                                                                       1999               1998
                                                                    -----------       -----------
                                                                    (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $   395,467       $   853,827
  Trade receivables, less allowance for
    doubtful accounts of $30,000                                        665,450           859,636
  Inventories                                                         1,113,977         1,007,948
  Prepaid and other                                                     102,744            56,237
                                                                    -----------       -----------
                   Total current assets                               2,277,638         2,777,648
                                                                    -----------       -----------

OTHER ASSETS
  Prepaid licenses at cost less amortization                            543,159           554,425
   of $106,972 and $95,705
Patents at cost, less amortization
    of $143,694 and $133,818                                            117,600           120,056
                                                                    -----------       -----------
                                                                        660,759           674,481
                                                                    -----------       -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                                  1,245,089         1,251,857
  Equipment                                                           3,054,481         3,012,184
  Furniture and fixtures                                                304,853           304,853
  Leasehold improvements                                                286,916           286,916
                                                                    -----------       -----------
                                                                      4,891,339         4,855,810
  Less accumulated depreciation                                      (3,878,872)       (3,771,659)
                                                                    -----------       -----------
                                                                      1,012,467         1,084,151
                                                                    -----------       -----------

                                                                    $ 3,950,864       $ 4,536,280
                                                                    ===========       ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $   421,511       $   435,873
  Accrued severance obligation                                           32,550            10,687
  Accrued expenses                                                      322,729           218,186
  Accrued dividends                                                      83,183            67,023
                                                                    -----------       -----------
                   Total current liabilities                            859,973           731,769
                                                                    -----------       -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                                      375,000           375,000
  Series A convertible preferred stock, voting, 8% cumulative, liquidation value $15.80 per share plus accrued dividends, authorized 150,000 shares; issued and outstanding
    74,367 in 1999 and 83,957 in 1998                                 1,174,999         1,326,519
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and outstanding
    3,111,259 in 1999 and 3,045,704 in 1998                             155,563           152,285
  Additional paid-in capital                                          4,979,097         4,793,665
  Accumulated deficit                                                (3,593,768)       (2,842,958)
                                                                    -----------       -----------
                                                                      3,090,891         3,804,511
                                                                    -----------       -----------

                                                                    $ 3,950,864       $ 4,536,280
                                                                    ===========       ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                      April 3,          April 4,
                                                                        1999              1998
                                                                    -----------       -----------

Revenue                                                             $ 1,359,982       $ 1,483,555
Cost of goods sold                                                      793,989           890,090
                                                                    -----------       -----------

                   Gross Profit                                         565,993           593,465


Operating expenses:
Research, development
   and engineering                                                      477,182           399,123
  Marketing and sales                                                   589,409           476,157
  General and administrative                                            230,481           212,316
                                                                    -----------       -----------

                   Total operating expenses                           1,297,072         1,087,596
                                                                    -----------       -----------

                   Operating loss                                      (731,079)         (494,131)

Interest income                                                           4,619            11,541
                                                                    -----------       -----------

                   Loss before
                   income taxes                                        (726,460)         (482,590)
Income tax expense                                                            0                 0
                                                                    -----------       -----------

                   Net loss                                         ($  726,460)      ($  482,590)
                                                                    ===========       ===========

Net loss attributable to common stockholders:
                   Net loss                                            (726,460)         (482,590)
                   Preferred stock dividends                            (24,350)                0
                                                                    -----------       -----------
                   Net loss attibutable to common stockholders      ($  750,810)      ($  482,590)
                                                                    ===========       ===========

  Basic and diluted
  loss per share                                                    ($     0.24)      ($     0.17)
                                                                    ===========       ===========

Weighted average number of
  common shares outstanding                                           3,089,053         2,887,235
                                                                    ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                            April 3,          April 4,
                                                              1999              1998
                                                          -----------       -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                                ($  726,460)      ($  482,590)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                              107,213           123,351
    Amortization                                               21,143            11,435
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                       194,186          (260,742)
      Inventories                                            (106,029)          (86,919)
      Prepaid expenses and other                              (46,508)          (21,127)
      Prepaid license fees                                          0             2,900
     Increase (decrease) in:
      Accounts payable                                        (14,362)          126,129
      Accrued expenses                                        104,543            (2,356)
      Accrued severance                                        21,863           (66,772)
                                                          -----------       -----------

         Net cash used in
         operating activities                                (444,411)         (656,691)
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                           (35,529)          (21,158)
  Patent  costs                                                (7,420)          (12,418)
                                                          -----------       -----------

         Net cash provided by(used in)
         investing activities                                 (42,949)          (33,576)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                               29,000                 0
                                                          -----------       -----------
          Net cash provided by financing activities            29,000                 0
                                                          -----------       -----------

         Increase(decrease) in cash
         and cash equivalents                                (458,360)         (690,267)

CASH AND CASH EQUIVALENTS
  Beginning                                                   853,827         1,305,392
                                                          -----------       -----------
  Ending                                                  $   395,467       $   615,125
                                                          ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Preferred stock dividend accrual                             16,160                 0
  Preferred stock dividend converted to common stock            8,190                 0
  Conversion of preferred stock to common                     151,520                 0
                                                          -----------       -----------
                                                          $   175,870       $         0
                                                          ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of April 3, 1999, and December 31, 1998, and results of its operations and cash flows for the three-month period ended April 3, 1999, and April 4, 1998. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1998.


OPERATING SEGMENTS

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, for the year ended December 31, 1998. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. The adoption of this statement had no impact on the Company's financial condition or results of operations.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Electronic Products (EP) and Integrated Systems Solutions (ISS). The Electronic Products segment produces and markets proprietary memory keys, cards, and other custom-shaped tokens that serve as a convenient way to carry electronic information. The Integrated Systems Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment transactions. The Company evaluates performance based on operating earnings of the respective segments.

                                                              Three Months Ended April 3, 1999
                                       ------------------- ------------------- ------------------- -------------------
                                               EP                 ISS             UNALLOCATED            TOTAL
                                       ------------------- ------------------- ------------------- -------------------
Revenue..........................        $ 1,216,709           $ 143,273           $        -         $ 1,359,982
Interest Income..................                  -                   -                4,619               4,619
Depreciation and amortization....             79,343              51,255                    -             130,598
Segment profit (loss)............            151,136            (882,215)               4,619            (726,460)

                                                              Three Months Ended April 4, 1998
                                       ------------------- ------------------- ------------------- -------------------
                                               EP                 ISS             UNALLOCATED            TOTAL
                                       ------------------- ------------------- ------------------- -------------------
Revenue..........................        $ 1,365,294           $ 118,261            $       -         $ 1,483,555
Interest Income..................                  -                   -               11,541              11,541
Depreciation and amortization....            108,513              29,965                    -             138,478
Segment profit (loss)............            201,677            (695,808)              11,541            (482,590)

The Company does not segregate total assets between its two segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          DATAKEY, INC. AND SUBSIDIARY
                 RESULTS OF OPERATIONS AND FIANANCIAL CONDITION


RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month period ended April 3, 1999, decreased by $124,000, or 8 percent, compared to the comparable 1998 period. The decline in revenue is due to a suspension in shipments to two major Electronic Products (EP) customers during the first quarter of 1999, offset in part by an increase in shipments to other EP customers. Shipments to Information Security Systems (ISS) customers increased only marginally.

         One major EP customer has resumed shipments during the second quarter and now indicates their requirements for the year will exceed the total for 1998. Additionally, other EP customers are expected to increase shipments during 1999 and the Company expects to secure several new pilot programs in the ISS business units, as well as convert a number of pilot programs to production deployment phase during the balance of 1999. Should the Company be successful in arranging new ISS pilot programs and production deployments, as management currently expects, revenue in 1999 will exceed that achieved in 1998.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue increased to 42 percent in the three-month period ended April 3, 1999, compared to 40 percent in the comparable 1998 period. The 1999 improvement in margin percentage is due to improved factory direct labor utilization, a reduction in scrap and yield loss, and a favorable product mix. The Company expects the gross profit margin as a percentage of revenue to remain at the current levels, or improve slightly, for the balance of 1999.

         OPERATING EXPENSES - Operating expense increased by $209,500, or 19 percent, in the three-month period ended April 3, 1999, compared to the comparable 1998 period. The increase is principally related to an increase of $113,000 in sales and marketing expense to continue advertising and promoting the Company's ISS product line. Other expense increases are primarily general inflationary increases in rent, corporate insurance, and salaries.

         The Company expects to continue spending on product promotional activities in 1999 at a rate that will trend upward on a quarterly basis. Spending on research, development, and engineering expenses and general and administrative expenses are expected to remain at about the level incurred in the first quarter.

         INTEREST INCOME - Interest income declined from $11,500 to $4,600, in the three-month period ended April 3, 1999, compared to the comparable 1998 period as proceeds from interest bearing accounts were utilized to fund new product development and product promotion activities. Interest income is expected to decline further in the second quarter of 1999, and the Company may incur interest expense from borrowing on the $1 million bank line of credit.

         FINANCIAL CONDITION - During the three-month period ended April 3, 1999, the Company had a decrease of $458,000 in cash and cash equivalents as compared to a decrease of $690,000 in the comparable 1998 period. The relative improvement in 1999 cash flow is primarily a result of a $260,000 reduction in working capital investment in accounts receivable, due to a reduction in revenue as compared to the comparable 1998 period.

         Datakey's balance sheet reflects $1,418,000 in working capital as of April 3, 1999, and a current assets to current liabilities ratio of 2.65 to 1. The Company expects to continue spending on R&D and on marketing and sales activities at an increased amount compared to 1998. Inventory and accounts receivable levels are expected to increase during the balance of 1999 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that in addition to its bank line of credit and cash flow from operations it likely will need to obtain additional equity financing to be able to fund its operations, and has engaged an investment banker to seek such financing. The Company's ability to obtain such financing may depend on the progress it makes in significantly increasing ISS product sales. There is no assurance that a significant increase in ISS sales will occur or that the Company will be able to obtain the required equity financing.


Year 2000

         The Company began addressing the Year 2000 issue in 1997 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company, with the assistance of outside consultants, began by analyzing and testing its major internal software programs to determine the level of compliance with the changeover in Year 2000. At this point the Company believes all "mission critical" systems are either materially compliant or will be materially compliant by June 30, 1999, with minor software upgrades.

         The Company is currently seeking assurances from key suppliers and customers regarding their Year 2000 readiness. The Company has not yet completed this part of the assessment phase and cannot predict the outcomes of other companies' remediation efforts.

         The Company currently plans to substantially complete its Year 2000 compliance efforts by September 1999. The Company has also formed a team to develop contingency plans by September 30, 1999, in the event certain suppliers are unable to deliver critical parts and components in early 2000. At this time, the Company believes that its most reasonably likely worst case scenario is that the Company could experience delays in delivery of critical parts and supplies and/or key customers could experience a delay in delivery of needed Datakey parts. In the event that either of these scenarios occur, the Company expects that it would have a material adverse effect on the Company's financial condition and results of operations.

         The Company estimates that the total cost of efforts, in 1999, to make hardware and software Year 2000 compliant, will be approximately $20,000.

                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating primarily to the introduction of the Company's information security products and the anticipated generation of significant revenue from such products and an increase in sales of its electronic products, and its ability to fund its operations in 1999. The statements are subject to certain risks and uncertainties, which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the ability of the Company to successfully develop all of the new products under development and to control costs as necessary; (ii) the capability of the new products to function as currently anticipated; (iii) the potential introduction of competitive products by companies with greater resources than that of the Company, and (iv) market acceptance of the new products.

                           PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       Exhibit 10.1 Employment agreement effective January 1, 1999 between the Company and Carl P. Boecher

       Exhibit 10.2 Employment agreement effective January 1, 1999 between the Company and Alan G. Shuler

       Exhibit 10.3 Employment agreement effective January 1, 1999 between the Company and Michael L. Sorensen

       Exhibit 27      Financial Data Schedule (only filed with electronic copy)


(b) The Company was not required to and did not file a Form 8-K during the quarter ended April 3, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 14, 1999                  Datakey, Inc.

                                     By:      /s/ Carl P. Boecher
                                              Carl P. Boecher
                                              President & Chief Executive
                                              Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Alan G. Shuler
                                              Alan G. Shuler
                                              Vice President & Chief Financial
                                              Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED APRIL 3, 1999


EXHIBIT NO.         DESCRIPTION

*10.1 Employment agreement effective January 1, 1999 between the Company and Carl P. Boecher

*10.2 Employment agreement effective January 1, 1999 between the Company and Alan G. Shuler

*10.3 Employment agreement effective January 1, 1999 between the Company and Michael L. Sorensen

27       Financial Data Schedule


* Designates a management contract or compensatory plan or arrangement.