Form 10QSB
period 1999-07-03
DATAKEY INC
filed 1999-08-17
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of August 17, 1999, are 3,651,772.

         Transitional Small Business Disclosure Format (check One):
                                 Yes ___ No X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            July 3,            December 31,
                                                                             1999                   1998
                                                                         ----------             ----------
                                                                         (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $624,375               $853,827
  Trade receivables, less allowance for
    doubtful accounts of $30,000                                            672,542                859,636
  Inventories                                                             1,447,145              1,007,948
  Prepaid and other                                                          43,962                 56,237
                                                                         ----------             ----------
                   Total current assets                                   2,788,024              2,777,648
                                                                         ----------             ----------

OTHER ASSETS
  Prepaid licenses at cost less amortization                                544,701                554,425
   of $110,430 and $95,705
Patents at cost, less amortization
    of $153,586 and $133,818                                                108,265                120,056
                                                                         ----------             ----------
                                                                            652,966                674,481
                                                                         ----------             ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                                      1,257,389              1,251,857
  Equipment                                                               2,975,841              3,012,184
  Furniture and fixtures                                                    304,853                304,853
  Leasehold improvements                                                    263,021                286,916
                                                                         ----------             ----------
                                                                          4,801,104              4,855,810
  Less accumulated depreciation                                          (3,831,305)            (3,771,659)
                                                                         ----------             ----------
                                                                            969,799              1,084,151
                                                                         ----------             ----------

                                                                         $4,410,789             $4,536,280
                                                                         ==========             ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                         $664,711               $435,873
  Accrued severance obligation                                                    0                 10,687
  Accrued expenses                                                          260,299                218,186
  Accrued dividends                                                         106,619                 67,023
                                                                         ----------             ----------
                   Total current liabilities                              1,031,629                731,769
                                                                         ----------             ----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000 shares                                   375,000                375,000
  Convertible preferred stock series A, voting, 8% cumulative, stated value $15.80 per share; authorized 150,000 shares;
    issued and outstanding 74,367 in 1999 and 100,000 shares in 1998      1,174,999              1,326,519
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and outstanding
    3,651,772 in 1999 and 3,045,704 in 1998                                 182,589                152,285
  Additional paid-in capital                                              6,170,894              4,793,665
  Accumulated deficit                                                    (4,524,322)            (2,842,958)
                                                                         ----------             ----------
                                                                          3,379,160              3,804,511
                                                                         ----------             ----------

                                                                         $4,410,789             $4,536,280
                                                                         ==========             ==========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                  Six Months Ended
                                                         July 3,          July 4,            July 3,           July 4,
                                                          1999             1998               1999              1998
                                                      -----------       -----------       -----------       -----------
Revenue                                               $ 1,154,008       $ 1,742,630       $ 2,513,990       $ 3,226,185
Cost of goods sold                                        708,203         1,049,410         1,502,192         1,939,500
                                                      -----------       -----------       -----------       -----------
                   Gross Profit                           445,805           693,220         1,011,798         1,286,685


Operating expenses:
Research, development
   and engineering                                        563,775           412,839         1,040,957           811,962
  Marketing and sales                                     546,543           502,519         1,135,952           978,676
  General and administrative                              238,329           210,529           468,810           422,845
                                                      -----------       -----------       -----------       -----------

                   Total operating expenses             1,348,647         1,125,887         2,645,719         2,213,483
                                                      -----------       -----------       -----------       -----------

                   Operating loss                        (902,842)         (432,667)       (1,633,921)         (926,798)

Interest income (expense)                                  (4,277)           12,843               342            24,384
                                                      -----------       -----------       -----------       -----------

                   Loss before
                   income taxes                          (907,119)         (419,824)       (1,633,579)         (902,414)
Income tax expense                                              0                 0                 0                 0
                                                      -----------       -----------       -----------       -----------

                   Net loss                           ($  907,119)      ($  419,824)      ($1,633,579)      ($  902,414)
                                                      ===========       ===========       ===========       ===========

Net loss attributable to common stockholders:
                   Net loss                              (907,119)         (419,824)       (1,633,579)         (902,414)
                   Preferred stock dividends              (23,436)         (410,799)          (47,786)         (410,799)
                                                      -----------       -----------       -----------       -----------
                   Net loss attributable to
                      common stockholders             ($  930,555)      ($  830,623)      ($1,681,365)      ($1,313,213)
                                                      ===========       ===========       ===========       ===========

  Basic and diluted
  loss per share                                      ($     0.29)      ($     0.28)      ($     0.53)      ($     0.45)
                                                      ===========       ===========       ===========       ===========

Weighted average number of
  common shares outstanding                             3,188,299         2,921,085         3,138,137         2,903,885
                                                      ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended                Six Months Ended
                                                            July 3,            July 4,           July 3,           July 4,
                                                              1999              1998               1999             1998
                                                           ----------        ----------        ----------        ----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                                ($  907,119)      ($  419,824)      ($1,633,579)      ($  902,414)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                              114,169           128,766           221,382           252,117
    Amortization                                               13,350            11,543            34,493            22,978
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                        (7,092)         (152,553)          187,094          (413,295)
      Inventories                                            (333,168)           10,016          (439,197)          (76,903)
      Prepaid expenses and other                               58,783              (349)           12,275           (21,476)
      Prepaid license fees                                     (5,000)          (10,000)           (5,000)           (7,100)
     Increase (decrease) in:
      Accounts payable                                        243,200           109,195           228,838           235,324
      Accrued expenses                                        (62,430)          (85,914)           42,113           (88,270)
      Accrued severance                                       (32,550)          (41,500)          (10,687)         (108,272)
                                                           ----------        ----------        ----------        ----------
         Net cash used in
         operating activities                                (917,857)         (450,620)       (1,362,268)       (1,107,311)
                                                           ----------        ----------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                           (71,501)          (36,986)         (107,030)          (58,144)
  Patent  costs                                                  (557)          (12,954)           (7,977)          (25,372)
                                                           ----------        ----------        ----------        ----------

         Net cash used in
         investing activities                                 (72,058)          (49,940)         (115,007)          (83,516)
                                                           ----------        ----------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    preferred stock                                                 0         1,426,222                 0         1,426,222
  Net proceeds from issuance of
    common stock                                            1,218,823           207,914         1,247,823           207,914
                                                           ----------        ----------        ----------        ----------
          Net cash provided by financing activities         1,218,823         1,634,136         1,247,823         1,634,136
                                                           ----------        ----------        ----------        ----------

         Increase (decrease) in cash and
         cash equivalents                                     228,908         1,133,576          (229,452)          443,309

CASH AND CASH EQUIVALENTS
  Beginning                                                   395,467           615,125           853,827         1,305,392
                                                           ----------        ----------        ----------        ----------
  Ending                                                      624,375         1,748,701           624,375         1,748,701
                                                           ----------        ----------        ----------        ----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Preferred stock dividend accrual                             23,436            15,799            39,596            15,799
  Preferred stock dividend converted to common stock                0                 0             8,190                 0
  Conversion of preferred stock to common                           0                 0           151,520                 0
                                                           ----------        ----------        ----------        ----------
                                                               23,436            15,799           191,116            15,799
                                                           ==========        ==========        ==========        ==========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of July 3, 1999, and December 31, 1998, and results of its operations and cash flows for the three-month and six-month periods ended July 3, 1999, and July 4, 1998. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1998.


PRIVATE COMMON STOCK FINANCING

The Company completed, in June 1999, a $1.35 million private equity financing with 35 accredited investors. Each investor paid $2.50 per common share, the closing bid price of the stock, and received a five-year warrant to purchase, for $2.50, one common share for each share purchased. A portion of the proceeds were used to pay off the bank credit line and to provide working capital.


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


                        --------------------------------------------- ----------------------------------------------
                              Three Months Ended July 3, 1999                 Six Months Ended July 3, 1999
                        --------------------------------------------- ----------------------------------------------
                          EP          ISS     UNALLOCATED    TOTAL         EP        ISS    UNALLOCATED     TOTAL
                        ----------  --------  ----------- ----------   ---------   -------- ----------- -----------
Revenue...............  $1,051,462  $102,546  $    -      $1,154,008   $2,268,171 $  245,819 $    -      $ 2,513,990
Interest income
(expense).............        -         -      (4,277)        (4,277)        -          -         342            342
Depreciation and
amortization..........     100,182    27,314       -         127,496      195,397     62,698      -          258,095
Segment profit (loss).     (51,666) (855,453)  (4,277)      (907,119)     104,089 (1,737,668)     342     (1,633,579)
                        ----------  --------  ----------- ----------   ---------   -------- ----------- -----------

                              Three Months Ended July 4, 1998                 Six Months Ended July 4, 1998
                        --------------------------------------------- ----------------------------------------------
                          EP        ISS     UNALLOCATED     TOTAL        EP       ISS    UNALLOCATED      TOTAL
                        ----------  --------  ----------- ----------   ---------   -------- ----------- -----------
Revenue...............  $1,697,636  $ 44,994  $    -      $1,742,630   $3,062,930 $  163,255 $    -     $ 3,226,185
Interest
income(expense).......        -         -      12,843         12,843         -          -      24,384        24,384
Depreciation and
amortization..........     117,031    23,034       -         140,065      232,303     45,640      -         277,943
Segment profit (loss).     335,732  (768,399)  12,843       (419,824)     537,409 (1,464,207)  24,384     (902,414)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                            DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FIANANCIAL CONDITION


RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month period ended July 3, 1999, decreased by $589,000, or 34 percent, compared to the comparable 1998 period. The decline in revenue is due to a reduction in shipments to a few major Electronic Products (EP) customers during the first half of 1999. Shipments to Information Security Systems (ISS) customers increased only marginally.

         Two major EP customers have resumed shipments during the second quarter and now indicate their requirements for the year will exceed the total for 1998. Additionally, other EP customers are expected to increase shipments during 1999 and the Company expects to secure several new pilot programs in the ISS business units, as well as convert a few pilot programs to production deployment phase during the balance of 1999. Should the Company be successful in arranging new ISS pilot programs and production deployments, as management currently expects, revenue in 1999 is expected to exceed that achieved in 1998.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue decreased to 39 percent in the three-month period ended July 3, 1999, and remained at 40 percent in the six-month period ended July 3, 1999. The reduction in margin in the three-month period ended July 3, 1999, is primarily the result of unfavorable factory utilization due to the reduction in revenue. The Company expects the gross profit margin as a percentage of revenue to remain at the current levels, or improve slightly, for the balance of 1999.

         OPERATING EXPENSES - Operating expenses increased by $223,000 or 20 percent, and $432,000 or 20 percent in the three-month and six-month periods, respectively, ended July 3, 1999, compared to the comparable 1998 periods. The increases are principally related to an increase of $44,000 in the three-month period and $157,000 in the six-month period in sales and marketing expense to continue advertising and promoting the Company's ISS product line. Research and development expense also increased $151,000 in the three-month period and $229,000 in the six-month period, as the Company continued to develop more features and enhancements to its information security products. Other expense increases are primarily general inflationary increases in rent, corporate insurance, and salaries.

         The Company expects to continue spending on product promotional and product developmental activities in 1999 at a rate that will trend upward on a quarterly basis. Spending on general and administrative expenses are expected to remain at about the level incurred in the second quarter.

         INTEREST INCOME (EXPENSE) - Interest income (expense) declined from $13,000 income to $4,000 expense in the three-month periods and from $24,000 income to $300 income in the six-month periods, ended July 3, 1999, compared to the comparable 1998 period as proceeds from interest bearing accounts were utilized to fund new product development and product promotion activities, and the Company began borrowing on its working capital line of credit. Interest income is expected to resume in the third quarter as the Company has invested the proceeds of its recent private equity placement in an interest-bearing account.

         FINANCIAL CONDITION - The Company experienced an increase in cash and cash equivalents of $229,000 in the three-month period ended July 3, 1999, and a decrease of $229,000 for the six-month period ended July 3, 1999, compared to increases of $1,134,000 and $443,000 for the comparable three and six-month periods in 1998. The additional decreases in cash in 1999, versus the comparable 1998 periods, result from an increase in the operating losses in the three and six-month periods, compared to 1998, and because proceeds from a private equity placement in 1999 were approximately $207,000 lower than in 1998.

         Datakey's balance sheet reflects $1,756,000 in working capital as of July 3, 1999 and a current assets to current liabilities ratio of 2.70 to 1. The Company expects to continue spending on R&D and on marketing and sales activities at an increased amount compared to 1998. Inventory and accounts receivable levels are expected to increase during the balance of 1999 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that in addition to its $1 million bank line of credit, renewed in April 1999 for an additional year, it likely will need to obtain equity financing in addition to the amount secured in June 1999 to be able to fund its operations, and has engaged an investment banker to seek such financing. The Company's ability to obtain such financing may depend on the progress it makes in significantly increasing ISS product sales. There is no assurance that a significant increase in ISS sales will occur or that the Company will be able to obtain the required equity financing.

         YEAR 2000 - The Company began addressing the Year 2000 issue in 1997 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company, with the assistance of outside consultants, began by analyzing and testing its major internal software programs to determine the level of compliance with the changeover in Year 2000. At this point the Company believes all "mission critical" systems are either materially compliant or will be materially compliant by September 30, 1999, with minor software upgrades.

         The Company is currently seeking assurances from key suppliers and customers regarding their Year 2000 readiness. The Company has not yet completed this part of the assessment phase and cannot predict the outcomes of other companies' remediation efforts.

         The Company currently plans to substantially complete its Year 2000 compliance efforts by September 30, 1999. The Company has also formed a team to develop contingency plans by September 30, 1999; in the event certain suppliers are unable to deliver critical parts and components in early 2000. At this time, the Company believes that its most reasonably likely worst case scenario is that the Company could experience delays in delivery of critical parts and supplies and/or key customers could experience a delay in delivery of needed Datakey parts. In the event that either of these scenarios occurs, the Company expects that it would have a material adverse effect on the Company's financial condition and results of operations.

         The Company estimates that the total cost of efforts, in 1999, to make hardware and software Year 2000 compliant, will be approximately $20,000.

                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating primarily to the introduction of the Company's information security products, the anticipated generation of significant revenue from such products, an increase in sales of its electronic products, and its ability to fund its operations in 1999. The statements are subject to certain risks and uncertainties, which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the ability of the Company to successfully develop all of the new products under development and to control costs as necessary; (ii) the capability of the new products to function as currently anticipated; (iii) the potential introduction of competitive products by companies with greater resources than that of the Company, and (iv) market acceptance of the new products.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 21, 1999, the Company issued an aggregate of 540,513 shares of common stock at $2.50 per share and five-year warrants to purchase 540,513 shares of common stock at $2.50 for gross proceeds of $1,350,000. The shares were sold with the assistance of Miller, Johnson & Kuehn, Incorporated (MJK) to 35 accredited investors. MJK received commissions equal to $99,053 plus accountable expenses as part of the offering, and ten-year warrants to purchase 54,052 shares of Common Stock, with an exercise price of $2.70 per share. Because the offering was not a public offering and was offered only to accredited investors, the Company relied upon Section 4 (6) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, for exemptions from the registration requirements of such Act. The Company has filed a Registration Statement on Form S-3 covering the resale of the shares of Company Common Stock issued in connection with the offering and those shares issuable upon exercise of the agent and investor warrants.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company held its Annual Meeting on Wednesday, May 26, 1999.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

By 2,804,460 votes in favor, with 16,240 votes opposed, and 2,806 votes abstaining, the shareholders set the number of directors to be elected at five
(5).

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:

                                      NUMBER OF            NUMBER OF VOTES
                NOMINEE               VOTES FOR               WITHHELD

Terrence W. Glarner                   2,805,374                18,132
Thomas R. King                        2,805,374                18,132
Gary R. Holland                       2,805,374                18,132
Eugene W. Courtney                    2,805,374                18,132
Carl P. Boecher                       2,805,374                18,132


The shareholders approved, by 2,749,761 votes for, 60,772 against, 4,250 abstaining, and 8,723 broker non-votes, the Company's 1998 Employee Stock Purchase Plan.

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1999, by 2,807,345 votes in favor, 11,647 opposing and 4,514 abstaining.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

(a)      Exhibit 27    Financial Data Schedule (only filed with electronic copy)


(b)      Reports on Form 8-K:

                       The Company filed a Form 8-K on June 28, 1999, that fully described the details of the private placement of common stock and warrants, which was completed on June 21, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 17, 1999             Datakey, Inc.

                                  By:      /s/ Carl P. Boecher
                                           Carl P. Boecher
                                           President & Chief Executive
                                           Officer
                                           (Principal Executive Officer)


                                  By:      /s/ Alan G. Shuler
                                           Alan G. Shuler
                                           Vice President & Chief Financial
                                           Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED JULY 3, 1999


EXHIBIT NO.                 DESCRIPTION
    27                 Financial Data Schedule