Form 10QSB
period 1999-10-02
DATAKEY INC
filed 1999-11-16
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 2, 1999

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

         The number of shares outstanding of the issuer's common equity, as of November 16, 1999, are 5,791,772.

         Transitional Small Business Disclosure Format (check One):
                                                     Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 2,    December 31,
                                                                           1999          1998
                                                                       -----------    -----------
                                                                        (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $    19,835    $   853,827
  Trade receivables, less allowance for
    doubtful accounts of $26,000 and $30,000                               827,907        859,636
  Inventories                                                            1,474,430      1,007,948
  Prepaid and other                                                         61,439         56,237
                                                                       -----------    -----------
                   Total current assets                                  2,383,611      2,777,648
                                                                       -----------    -----------

OTHER ASSETS
  Prepaid licenses at cost less amortization                               537,701        554,425
   of $122,626 and $95,705
  Patents at cost, less amortization
    of $163,754 and $133,818                                               101,939        120,056
                                                                       -----------    -----------
                                                                           639,640        674,481
                                                                       -----------    -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                                     1,284,503      1,251,857
  Equipment                                                              2,781,451      3,012,184
  Furniture and fixtures                                                   304,853        304,853
  Leasehold improvements                                                   290,623        286,916
                                                                       -----------    -----------
                                                                         4,661,430      4,855,810
  Less accumulated depreciation                                         (3,815,712)    (3,771,659)
                                                                       -----------    -----------
                                                                           845,718      1,084,151
                                                                       -----------    -----------

                                                                       $ 3,868,969    $ 4,536,280
                                                                       ===========    ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                     $   651,173    $   435,873
  Notes payable                                                             15,766              0
  Accrued severance obligation                                                   0         10,687
  Accrued expenses                                                         394,344        218,186
  Accrued dividends                                                        130,055         67,023
                                                                       -----------    -----------
                   Total current liabilities                             1,191,338        731,769
                                                                       -----------    -----------

SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000 shares                                  375,000        375,000
  Convertible preferred stock series A, voting, 8% cumulative, stated value $15.80 per share; authorized 150,000 shares;
    issued and outstanding 74,367 in 1999 and 100,000 shares in 1998     1,174,999      1,326,519
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and outstanding
    3,651,772 in 1999 and 3,045,704 in 1998                                182,589        152,285
  Additional paid-in capital                                             6,154,243      4,793,665
  Accumulated deficit                                                   (5,209,200)    (2,842,958)
                                                                       -----------    -----------
                                                                         2,677,631      3,804,511
                                                                       -----------    -----------

                                                                       $ 3,868,969    $ 4,536,280
                                                                       ===========    ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended             Nine Months Ended
                                                 October 2,     October 3,     October 2,    October 3,
                                                    1999           1998           1999          1998
                                                -----------    -----------    -----------    -----------
Revenue                                         $ 1,486,879    $ 1,373,713    $ 4,000,869    $ 4,599,898
Cost of goods sold                                  948,225        859,035      2,450,417      2,798,535
                                                -----------    -----------    -----------    -----------

                   Gross Profit                     538,654        514,678      1,550,452      1,801,363




Operating expenses:
Research, development
   and engineering                                  501,204        401,615      1,542,161      1,213,577
  Marketing and sales                               475,943        500,050      1,611,895      1,478,726
  General and administrative                        224,406        205,066        693,216        627,911
                                                -----------    -----------    -----------    -----------

                   Total operating expenses       1,201,553      1,106,731      3,847,272      3,320,214
                                                -----------    -----------    -----------    -----------

                   Operating loss                  (662,899)      (592,053)    (2,296,820)    (1,518,851)

Interest income                                       1,457         15,504          1,799         39,888
                                                -----------    -----------    -----------    -----------

                   Loss before
                   income taxes                    (661,442)      (576,549)    (2,295,021)    (1,478,963)
Income tax expense                                        0              0              0              0
                                                -----------    -----------    -----------    -----------

                   Net loss                        (661,442)      (576,549)    (2,295,021)    (1,478,963)

Net loss attributable to common stockholders:
                   Net loss                        (661,442)      (576,549)    (2,295,021)    (1,478,963)
                   Preferred stock dividends        (23,436)       (31,599)       (71,221)      (442,398)
                                                -----------    -----------    -----------    -----------
                   Net loss attributable to
                      common stockholders       ($  684,878)   ($  608,148)   ($2,366,242)   ($1,921,361)
                                                -----------    -----------    -----------    -----------


  Basic and diluted
  loss per share                                ($     0.19)   ($     0.21)   ($     0.72)   ($     0.66)
                                                -----------    -----------    -----------    -----------


Weighted average number of
  common shares outstanding                       3,651,772      2,949,066      3,308,103      2,918,782
                                                -----------    -----------    -----------    -----------


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended            Nine Months Ended
                                                                October 2,     October 3,     October 2,     October 3,
                                                                   1999           1998            1999           1998
                                                                -----------    -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                                      ($  661,442)   ($  576,549)   ($2,295,021)   ($1,478,963)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                                    114,975        135,617        336,357        387,734
    Amortization                                                     22,364         12,097         56,857         35,075
    Loss on sale of fixed assets                                     31,812              0         31,812              0
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                            (155,365)       181,466         31,729       (231,829)
      Inventories                                                   (27,285)        38,920       (466,482)       (37,983)
      Prepaid expenses and other                                    (17,477)        14,467         (5,202)        (7,009)
     Increase (decrease) in:
      Accounts payable                                              (13,538)       (95,128)       215,300        140,196
      Accrued expenses                                              134,045        171,732        176,158         83,462
      Accrued severance                                                   0        (41,500)       (10,687)      (149,772)
                                                                -----------    -----------    -----------    -----------
         Net cash used in
         operating activities                                      (571,911)      (158,878)    (1,929,179)    (1,259,089)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                                 (57,706)       (33,463)      (164,736)       (91,607)
  Proceeds from sale of fixed assets                                 35,000              0         35,000              0
  License and patent  costs                                          (9,038)       (15,460)       (22,015)       (47,932)
                                                                -----------    -----------    -----------    -----------

         Net cash used in
         investing activities                                       (31,744)       (48,923)      (151,751)      (139,539)
                                                                -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    preferred stock                                                       0              0              0      1,426,222
  Increase in notes payable                                          15,766              0         15,766              0
  Net proceeds (offering costs) from issuance of
    common stock                                                    (16,651)        17,232      1,231,172        225,146
                                                                -----------    -----------    -----------    -----------
          Net cash provided by (used in) financing activities          (885)        17,232      1,246,938      1,651,368
                                                                -----------    -----------    -----------    -----------

         Increase (decrease) in cash and
         cash equivalents                                          (604,540)      (190,569)      (833,992)       252,740

CASH AND CASH EQUIVALENTS
  Beginning                                                         624,375      1,748,701        853,827      1,305,392
                                                                -----------    -----------    -----------    -----------
  Ending                                                             19,835      1,558,132         19,835      1,558,132
                                                                -----------    -----------    -----------    -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Preferred stock dividend accrual                                   23,436         31,599         63,032         47,398
  Preferred stock dividend converted to common stock                      0              0          8,190              0
  Decrease in obligation recorded in connection
    with prepaid license fees                                             0       (439,000)             0       (439,000)
  Conversion of preferred stock to common                                 0              0        151,520              0
                                                                -----------    -----------    -----------    -----------
                                                                     23,436       (407,401)       222,742       (391,602)
                                                                -----------    -----------    -----------    -----------

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of October 2, 1999, and December 31, 1998, and results of its operations and cash flows for the three-month and nine-month periods ended October 2, 1999, and October 3, 1998. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1998.


PRIVATE COMMON STOCK FINANCING - RECENT EVENTS

The Company completed, in October 1999, a $1.5 million private equity financing with 28 accredited investors. Each investor paid $1.25 per common share, with each share accompanied by a ten-year warrant to purchase one common share for $1.25. A portion of the proceeds was used to pay off the bank credit line and to provide working capital.


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

                             Three Months Ended October 2, 1999             Nine Months Ended October 2, 1999
                        --------------------------------------------- ----------------------------------------------
                          EP        ISS     UNALLOCATED     TOTAL        EP           ISS    UNALLOCATED      TOTAL
                        -------- ---------- ------------- ----------- ---------     -------- ------------- -------------
Revenue...............  $1,302,606 $ 184,273  $     -     $1,486,879   $3,570,777     $430,092    $ -       $4,000,869
Interest income
(expense).............         -         -       1,457         1,457         -             -      1,799          1,799
Depreciation and
amortization..........     101,610    35,756        -        137,366      297,007       98,454      -          395,461
Segment profit (loss).      25,160  (688,059)    1,457      (661,442)     121,200   (2,418,020)   1,799     (2,295,021)
                        -------- ---------- ------------- ----------- --------- -------- ------------- -------------

                             Three Months Ended October 3, 1998             Nine Months Ended October 3, 1998
                        --------------------------------------------- ----------------------------------------------
                        -------- ---------- ------------- ----------- --------- -------- ------------- -------------
                          EP        ISS     UNALLOCATED     TOTAL        EP           ISS    UNALLOCATED      TOTAL
                        -------- ---------- ------------- ----------- ---------     -------- ------------- -------------
Revenue...............  $1,161,314 $ 212,399  $     -     $1,373,713   $4,224,244     $375,654  $   -      $ 4,599,898
Interest
income(expense).......         -         -      20,260        20,260         -           -       44,647         44,647
Depreciation and
amortization..........     118,888    23,871        -        142,759      351,191       69,511      -          420,702
Segment profit (loss).      88,956  (685,765)   20,260      (576,549)     626,362   (2,149,972)  44,647     (1,478,963)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month period ended October 2, 1999, increased by $113,000, or 8 percent, compared to the same period in 1998. The increase in revenue is due both to resumption in shipments to Electronic Products (EP) customers during the quarter who had stopped shipments in the second quarter, and an increase in shipments to Information Security Systems
(ISS) customers.

         Two major EP customers resumed shipments during the quarter and have recently indicated their requirements for the year may exceed the total for 1998. Additionally, other EP customers are expected to increase shipments during the fourth quarter of 1999, and the Company expects to secure several new pilot programs in the ISS business units, as well as convert a few pilot programs to production deployment phase during the balance of 1999. Should the Company be successful in arranging new ISS pilot programs and production deployments, as management currently expects, revenue for the 1999 fiscal year may equal or exceed that achieved in 1998. The Company continues to expect an operating loss for 1999, however, as the R&D and sales and marketing expenses related to the ISS business unit will substantially exceed its revenue for at least several quarters.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue decreased to 36 percent in the three-month period ended October 2, 1999 compared to 37 percent for the same period in 1998 and remained at 39 percent in the nine-month period ended October 2, 1999. The reduction in margin in the three-month period ended October 2, 1999, is primarily the result of unfavorable product mix. The Company expects the gross profit margin as a percentage of revenue to remain at the current levels, or improve slightly, for the balance of 1999.

         OPERATING EXPENSES - Operating expenses increased by $95,000 or 9 percent, and $527,000 or 16 percent in the three-month and nine-month periods, ended October 2, 1999, respectively compared to the same periods in 1998. The increases principally relate to a year to date increase of $133,000 in sales and marketing expense to continue advertising and promoting the Company's ISS product line. Research and development expense also increased $100,000 in the three-month period and $329,000 in the nine-month period, as the Company continued to develop more features and enhancements to its information security products. Other expense increases result primarily from general inflationary increases in rent, corporate insurance, and salaries.

         The Company expects to continue spending on product promotional and product developmental activities at a rate that will trend upward on a quarterly basis. General and administrative expenses are expected to remain at about the level incurred in the third quarter.

         INTEREST INCOME - Interest income declined from $16,000 to $1,000 in the three-month periods and from $40,000 to $2,000 in the nine-month periods, ended October 2, 1999, compared to 1998 as proceeds from interest bearing accounts were utilized to fund new product development and product promotion activities, and the Company began borrowing on its working capital line of credit. Interest income is expected to increase in the fourth quarter as the Company has invested a portion of the proceeds of its recent private equity placement in an interest-bearing account.

         FINANCIAL CONDITION - The Company experienced a decrease in cash and cash equivalents of $834,000 for the nine-month period ended October 2, 1999. The decreases in cash in 1999 resulted primarily from an increase in the operating losses in the period.

         Datakey's balance sheet reflects $1,192,000 in working capital as of October 2, 1999 and a current assets to current liabilities ratio of 2.00 to 1. The Company expects to continue spending on R&D and on marketing and sales activities at an increased amount compared to 1998. Inventory and accounts receivable levels are expected to increase during the balance of 1999 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that its $1.5 million private equity financing, which closed in late October 1999, in addition to its $1 million bank line of credit, renewed in April 1999 for an additional year, will be sufficient to fund its operation until at least mid 2000. Beyond that point, the Company's need for additional financing depends largely on its success in selling more pilot units to customers and converting ISS customers from the pilot to the production phase. There is no assurance that a significant increase in ISS sales will occur or that any necessary capital will be available on terms satisfactory to the Company, or at all.

         YEAR 2000 - The Company began addressing the Year 2000 issue in 1997 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company, with the assistance of outside consultants, began by analyzing and testing its major internal software programs to determine the level of compliance with the changeover in Year 2000. At this point, the Company believes all "mission critical" systems are materially compliant.

         The Company is currently seeking assurances from key suppliers and customers regarding their Year 2000 readiness. The Company has not yet completed this part of the assessment phase and cannot predict the outcomes of other companies' remediation efforts.

         The Company currently plans to substantially complete its Year 2000 compliance efforts by November 30, 1999. The Company has also formed a team to develop contingency plans in the event certain suppliers are unable to deliver critical parts and components in early 2000. At this time, the Company believes that its most reasonably likely worst case scenario is that the Company could experience delays in delivery of critical parts and supplies and/or key customers could experience a delay in delivery of needed Datakey parts. In the event that either of these scenarios occurs, the Company expects that it would have a material adverse effect on the Company's financial condition and results of operations.

         The Company estimates that the total cost of efforts, in 1999, to make hardware and software Year 2000 compliant, will be approximately $20,000.

FORWARD-LOOKING STATEMENTS AND RISKS

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document.

o The expectations that the Company's revenues may equal or exceed those of 1998 due to (i) EP customers increasing shipments during the remainder of 1999; (ii) new pilot programs emerging within the ISS business unit; and
     (iii) the conversion of current pilot programs to the production deployment phase depends on the new products performing as currently anticipated, market acceptance of the products in general, the potential introduction of competitive products, the sales cycle and timing of commitments from potential customers, in addition to general competitive and market conditions.

o The expectation of gross profit margin remaining at current level or improving slightly depends on the Company's ability to control costs as necessary.

o The expectation that interest income will increase for the fourth quarter of 1999 depends on the interest rates in the market and other general market conditions, as well as the ability to retain the recently acquired funds in an interest bearing account as long as possible.

o The ability of the Company to fund operations as least through mid-2000 depends in large part on the Company's ability to sell more pilot units within its ISS segment and on current ISS customers converting from the pilot to the production phase.

o The impact of Year 2000 issues on its business depends on the accuracy, reliability, and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 29, 1999, the Company issued an aggregate of 1,200,000 shares of common stock at $1.25 per share and ten-year warrants to purchase 1,200,000 shares of common stock at $1.25 for gross proceeds of $1,500,000. The shares were sold with the assistance of Miller, Johnson & Kuehn, Incorporated (MJK) to 28 accredited investors. MJK received commissions equal to $144,000 plus accountable expenses as part of the offering, and ten-year warrants to purchase 120,000 shares of Common Stock, with an exercise price of $1.375 per share. Because the offering was not a public offering and was offered only to accredited investors, the Company relied upon Section 4 (6) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, for exemptions from the registration requirements of such Act. The Company will file, by November 30, 1999, a Registration Statement on Form S-3 covering the resale of the shares of Company Common Stock issued in connection with the offering and those shares issuable upon exercise of the agent and investor warrants.

On November 11, 1999 the Company issued an aggregate of 940,000 shares of Common Stock to Special Situations Private Equity Fund, L.P. and Special Situations Technology Fund, L.P. (the "Special Situations Funds") in exchange for the Special Situations Funds (i) surrendering all outstanding 74,367 shares of the Company's Series A Convertible Preferred Stock (with such shares issuable upon exercise included in the aggregate 940,000), and releasing the Company of any dividend obligations and antidilution adjustments, and (ii) surrendering all warrants held by the Special Situations Funds to the Company, again forfeiting any antidilution or other adjustments that may result due to the October 1999 financing. As additional consideration for the issuance of the Common Stock, the Special Situations Funds executed a waiver of any and all rights they have or might have to bring any action against the Company and its affiliates, whether for damages or equitable remedies, arising out of either their purchase of securities in the May 1998 offering or relating to Datakey's 1999 private offerings of Common Stock and warrants.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

(a)      Exhibit 27   Financial Data Schedule (only filed with electronic copy)


(b)      Reports on Form 8-K:

                  The Company did not file a Form 8-K during the quarter ended October 2, 1999. Subsequently, the Company filed a Form 8-K dated October 25, 1999, that disclosed the third quarter revenue and loss, and described its need for additional cash, and an additional Form 8-K dated October 29, 1999, that fully described the details of the private placement of common stock and warrants, which was completed on October 29, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 16, 1999                     Datakey, Inc.

                                            By:    /s/ Carl P. Boecher
                                             Carl P. Boecher
                                             President & Chief Executive
                                             Officer
                                             (Principal Executive Officer)


                                            By:    /s/ Alan G. Shuler
                                             Alan G. Shuler
                                             Vice President & Chief Financial
                                             Officer
                                             (Principal Financial and
                                              Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED October 2, 1999


EXHIBIT NO.                       DESCRIPTION
         27              Financial Data Schedule