Form 10KSB40
period 1999-12-31
DATAKEY INC
filed 2000-03-24
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $5,866,035.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $105,041,148 based upon the closing sale price of the Issuer's Common Stock on March 16, 2000.

As of March 16, 2000, there were 8,007,879 shares of the Issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report"). Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 31, 2000 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

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

         The Company's first portable memory products, consisting of an electronic key and support electronics, were introduced in 1981 for applications requiring convenient storage, transportation and management of information. The Company's current products utilize semiconductor technology to provide a storage device more versatile than conventional portable information products such as keys, badges and magnetic stripe cards. The Company's current product line of portable memory devices and associated interface products provide up to 32,768,000 bits of data storage which are used in a wide range of applications including communications security, computer security, facility security, vending and process control.

         Each of the Company's portable memory systems consist of one or more portable memory devices, access devices and, for certain models, interface modules containing microprocessors. These components, together with the user's processor-based equipment, function as an integrated system allowing instantaneous processing of personalized data carried within a portable data carrier. Through the incorporation of advanced semiconductor memory technology, the Company's portable memory device is able to store and carry substantial amounts of information. When the memory device is used in conjunction with the other components of the Company's system, information can be selectively altered, added to or erased, as required, to effectively and reliably manage or control a particular activity or transaction.

         In 1997, the Company introduced information security systems that utilize smart cards or smart keys and are designed to provide advanced information security utilizing digital signatures and encryption. These systems incorporate hardware and software to provide a higher level of security than is obtainable with current software only solutions.

Current Products and Products Under Development

Electronic Products (EP)

         Portable Memory Devices. Portable memory devices are electronic devices which store information. They have a plastic exterior, are in the forms of keys, cards, or custom shaped tokens and encapsulate semiconductor memory. Certain devices have been designed to store information which may be retrieved, altered, erased or updated; while other devices have been designed to store one-time programmable information which may be retrieved but not altered or updated. The storage capacities of the Company's portable memory devices range from 1,024 bits to 32,768,000 bits. The portable memory devices are priced generally between $2 and $100 per unit, depending on capacities and quantities purchased.

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

         System Level Products. During 1999, the EP business began to develop and market system level products that contain application software and utilize the Company's access devices. If sales of such products succeed as the Company expects, the Company expects such sales to represent an increasing percentage of EP revenue in 2000 and later years.

Information Security Solutions (ISS)

         For the past four years, Datakey has been developing and marketing "token-based" (smart card or smart key) products that provide advanced information security solutions to the problems of organizations, worldwide. The Company introduced the first release of these token-based information security systems in September 1997 and additional versions were introduced in 1998 and 1999. The Company expects to offer additions and enhancements to its current products and to launch new versions of SignaSURE CIP in 2000. The launch and success of such products is dependent on further successful development efforts and market acceptance, along with other risks.
See "Forward Looking Statements."

         SignaSURE CIP. Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over symmetric cryptography software. Password-based security, however, is insufficient for networks with connections, such as the Internet, outside of the organization. The Company's SignaSURE CIP (Cryptographic Interface Provider) is designed to solve this problem, allowing the Internet to be used safely for electronic commerce.

         SignaSURE CIP allows users and value-added resellers to upgrade software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme--something that is owned (a hardware token) and something that is known (a password to activate the token)--for a much stronger level of security than password-based software solutions. SignaSURE CIP provides token add-ons to Cryptoki (PKCS-11) standard information security interface applications and for applications that incorporate Microsoft's CryptoAPI (API). These products offer "load, plug and play" convenience for strong information security.

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

         SignaSURE DTK (Developers Tool Kit). SignaSURE DTK is a turnkey package to allow software developers to integrate Datakey hardware tokens and a public key Infrastructure (PKI) into their applications. DTK includes up to three main components: hardware cryptographic tokens, interface and integration software and security infrastructure products. DTK is available in several configurations ranging from a token with a reader/writer and integration software, to the full PKI configuration that issues and manages hardware tokens and digital certificates. This product flexibility allows user-developers who utilize SignaSURE DTK to integrate just what is needed for their application. Datakey began selling SignaSURE DTK in 1997.

         SignaSURE ESS (Enterprise Security Suite). Many organizations have made the transition from large mainframe systems to more flexible, but much less secure, client-server networks and intranets. Client-server networks and intranets allow digital information to reside on networks, rather than at the desktop so many authorized users can access the same information. Authorized users may include company employees, suppliers and customers who can be connected to the network via an extranet, or located remotely from the enterprise. SignaSURE ESS offers a solution to manage a network, intranet and Internet computing structure to allow only authorized users access to information. Information can then be transmitted securely and stored safely on both private and public networks without privacy and data integrity concerns. SignaSURE ESS represents a family of modules that provide e-mail, browsing, file encryption and other additional planned security functions in an integrated "end-to-end" data security system that assures secure network access, confidential information exchange, integrity of data and transaction non-repudiation. Secure, personalized smart cards or keys are employed within a public key infrastructure to provide a higher level of information security than is provided by software-only solutions. Security functions are integrated into applications like Microsoft Office(TM), thereby providing seamless security operation to the user. SignaSURE ESS will operate over the Internet, and wide and local area networks enabling secure information exchange for all users, whether local or remote to the enterprise. SignaSURE ESS includes a user-personalized smart card or smart key and companion reader/writer for workstation or laptop to perform the functions necessary for information privacy and data integrity. It also incorporates client software that manages secure information and interfaces to applications, and server-based, enterprise infrastructure hardware and software that initialize SignaSURE ESS and continuously ensure that all users are authorized. ESS also includes an optional secure stand-alone workstation to initialize cards and provide backup of private keys for recovery purposes. Several ESS modules are currently in beta testing. We plan to release SignaSURE ESS and start development of additional security modules in 2000.

         SignaSURE PrivateAccess (SPA). Security concerns limit many companies from making private information available on their web sites. Threats from hackers and other unauthorized users stop many businesses from opening the lines of digital communication between themselves and their business partners. SignaSURE PrivateAccess provides a secure solution, using SSL technology and Datakey's smart cards.

         PrivateAccess enables a completely secure extranet environment for remote users to interact with a company through the World Wide Web. It provides secure, real-time access to any special information available on a company's web site. Smart cards allow for strong user authentication and guard against password guessing, unauthorized users, sniffing attacks and other hacking techniques to offer the highest security available for online business information.

         PrivateAccess is pre-configured and pre-installed, which the Company believes distinguishes it as the first turnkey extranet solution using smart card based security. It comes complete with the necessary hardware, server software, smart cards/readers and client software to provide a total extranet solution - all available in one package. SignaSURE PrivateAccess is currently in beta testing and the Company intends to release it to production in the third quarter of 2000.

         The following chart shows Datakey's SignaSURE products:

                                            SignaSURE Product
------------ ------------------------  -----  -----  -----  -----
Attribute                               CIP    DTK    ESS    SPA
------------ ------------------------  -----  -----  -----  -----
Customer     Organizational End-User     x             x      x
             ------------------------  -----  -----  -----  -----
             Software Developer                 x
------------ ------------------------  -----  -----  -----  -----
System Type  Integrated Solution                       x      x
             ------------------------  -----  -----  -----  -----
             Add-on Subsystem            x
             ------------------------  -----  -----  -----  -----
             Component                          x
------------ ------------------------  -----  -----  -----  -----
Application  Information Security        x             x      x
             ------------------------  -----  -----  -----  -----
             Token Integration           x      x
------------ ------------------------  -----  -----  -----  -----
Hardware     Datakey Smart Token         x      x      x      x
             ------------------------  -----  -----  -----  -----
             Datakey Reader/Writer       x      x      x      x
------------ ------------------------  -----  -----  -----  -----
Software     Security Solution                         x      x
             ------------------------  -----  -----  -----  -----
             Token Interface             x      x
------------ ------------------------  -----  -----  -----  -----

Research and Development

         During 1998 and 1999, the Company continued the development of portable memory devices to expand its line of standard products as well as to introduce solution-oriented products complete with application software. The Company also continued its development of token-based information security products.

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

         In 1999 and 1998, research and development expenses were $2,282,000 and $1,673,000, respectively. The Company expects that research and development expenses in 2000 will exceed $2,500,000.

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

Sources of Supply

         The Company purchases a microprocessor, with its proprietary operating system masked into the chip, from a single source supplier. The Company intends to continue purchasing microprocessors from this supplier during 2000 but will continue to evaluate alternative sources of supply.

         Due to the unique nature of these cryptographic microprocessors, there are currently a limited number of alternative sources of supply and, due to different operating systems and other characteristics, one supplier's microprocessors are not easily interchanged with another. Should the present source of supply become inadequate or inferior to other offerings in the future or should it experience unforeseen issues, the Company will be required to incur a significant cost and possibly experience a gap in supply to switch to a new supplier.

         The Company has several qualified sources from which to purchase printed circuit boards and electronic components for most of its standard portable memory devices. The components for the Company's products are, in general, available from multiple suppliers. Many of the plastic components are molded on the Company's in-house molding equipment or suppliers' molding equipment using Company-owned tooling.

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

Significant Customer

         The Company sells its electronic products to a number of commercial original equipment manufacturers and other customers, including governmental entities. At this time, the Company is not dependent on any one customer or few customers, except for the United States government, the loss of which would have a material adverse effect on its business.

Marketing

         General. While there appears to be a broad range of applications and potential customers for portable memory devices, no single application group has evidenced strong, long-term growth potential. The diversity of potential applications has made it difficult for the Company to focus its limited marketing resources. In 1998, sales to EP customers decreased to $5,241,000, and in 1999 they decreased to $4,550,000. As sales of the new system-level products come on line, the Company believes that EP sales may increase in 2000.

         ISS products for the information security marketplace were introduced in 1997 and resulted in revenue of $629,000 during 1998 and $1,316,000 during 1999. In 2000, the Company expects revenue from these products to increase significantly as additional pilot programs are commenced, certain customers convert into production mode and the Company signs additional licensing agreements. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time.

         Markets for Datakey Products. Datakey markets and sells its EP and ISS products through a combination of direct sales representatives, dealers, distributors and agents who are distinctly focused on selling either the EP products or the ISS products but not both. In addition, both business units have a number of business relationships and alliances with companies that integrate Datakey's products into their own product offerings or act as a referral source and/or reseller.

         Sales in the United States are generally conducted through direct sales representatives. International sales are generally conducted through distributors or agents. The Company currently has a number of distributors in Europe, Asia, Australia, New Zealand, and South America and plans to add more international distributors as appropriate to serve those markets. In 1999 and 1998, sales to domestic customers and the corresponding percentage of total revenue, were approximately $4,216,000 (72%) and $4,279,000 (73%), respectively. Sales to international customers, and the corresponding percentage of total revenue, were approximately $1,630,000 (28%) and $1,591,000 (27%), respectively.

Backlog

         As of March 3, 2000, the Company had an order backlog totaling approximately $2,015,000. Although the orders generally contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer's request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

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

         Information Security Solutions. Datakey currently offers token-based (smart card, smart key) information security solutions which are primarily utilized in encryption for electronic mail privacy, private and secure file transfer and digital signatures for electronic document authentication. The Company is continuing a significant product development effort to expand the applications and ease-of-use of its products and systems.
See "Products--Information Security Solutions."

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

Employees

         As of March 1, 2000, the Company employs 53 full-time employees, 12 of whom are involved in manufacturing, 3 in materials handling, 1 in quality assurance, 15 in engineering, 13 in marketing/sales and 9 in general and administrative areas. In addition, the Company uses contract labor during peak production times and for major projects. The Company's employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

Forward Looking Statements

Certain statements made in this Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified:

o The expectations that Datakey in 2000 will release SignaSURE ESS, SignaSURE Private Access, new versions of SignaSURE CIP and new system-level electronic products are subject to the risk of unanticipated problems or delays in development and depends upon market acceptance and demand, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.

o The expectation that commercial EP sales may increase in 2000 depends on acceptance by new customers identified by the Company's sales representatives, as well as other general market conditions and competitive conditions.
o The expectation that revenues from ISS products will increase significantly depends on the ability of the Company's sales force to commence additional pilot programs with new customers, the success of current and future pilot programs and the resulting customer interest in converting to production mode, as well as the Company's success in securing additional licensing agreements.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consists of approximately 25,000 square feet. Approximately one-half of the space is used for manufacturing and warehousing, and the balance for present and future office space. All of this space is rented under a lease which extends through June 2004. The annualized rent expense for the space currently occupied is $170,000, plus a portion of the operating expenses and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is currently traded on the Nasdaq SmallCap Market under the symbol DKEY. Prior to May 11, 1999, it was traded on the Nasdaq National Market. The high and low sale prices for the common stock by quarter as reported by Nasdaq are set forth in the following table for 1999 and 1998.

         On March 15, 2000, the Company had approximately 1,500 shareholders, including approximately 1,200 beneficial owners. The Company has never paid dividends on its common stock and does not plan to in the foreseeable future.

                                                       Sale Prices
                                                    High      Low
1999
   1st Quarter.................................     $5 5/8    $2
   2nd Quarter.................................     $4 3/8    $2 1/8
   3rd Quarter.................................     $3 1/2    $1 9/32
   4th Quarter.................................     $3 7/8    $1

1998
   1st Quarter.................................     $4        $2 3/4
   2nd Quarter.................................     $7 1/2    $2 5/8
   3rd Quarter.................................     $6 7/8    $2 7/8
   4th Quarter.................................     $3 3/4    $1 15/16

         On February 15, 2000, the Company completed a $4,000,000 financing. All investors were accredited and the Company relied on Rule 506 of Regulation D for an exemption from registration requirements. In connection with the financing, the Company issued 800,000 shares of common stock and five-year warrants to purchase an aggregate of 800,000 shares of the Company's common stock with an exercise price of $5.00 per share (the "Warrants"). As part of the financing, the parties also entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement on Form S-1 or Form S-3 by March 27, 2000 covering the resale of shares of the Company's common stock issued on February 11, 2000 and February 15, 2000 and issuable upon exercise of the Warrants. The Company also paid a placement agent, Miller, Johnson & Kuehn, Incorporated $372,100 in commissions plus accountable expenses, and issued to such agent a warrant to purchase 80,000 shares of Company common stock at an exercise price of $5.50 per share.

         Between January 11, 2000 and March 21, 2000, the Company sold an aggregate of 657,000 shares of common stock for $821,250 upon the exercise of warrants by investors who acquired the warrants in connection with a private placement completed on June 21, 1999. On March 16, 2000, the Company sold an aggregate of 54,052 shares of common stock for $145,940 upon the exercise of warrants originally issued to the placement agent in connection with the private placement completed on June 21, 1999. On March 16, 1999, the Company also sold 97,000 shares of common stock for $133,375 upon the exercise of warrants originally issued to the placement agent in connection with a private placement completed on October 29, 1999. For each of these issuances, the Company relied upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1999 Annual Report, a portion of which is included herewith in
Exhibit 13.1 to this Report.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company are included as part of Exhibit 13.1 to this Report:


               Independent Auditor's Report
               Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for Years Ended December
                      31, 1999 and 1998
               Consolidated Statements of Stockholders' Equity for Years Ended
                      December 31, 1999 and 1998
               Consolidated Statements of Cash Flows for Years Ended December
                      31, 1999 and 1998
               Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's directors and executive officers is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders under the captions "Determination of Number and Election of Directors" and "Executive Officers of the Company." The Company's proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Compliance."

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Management and Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

         The Company filed two reports on Form 8-K, one dated October 25, 1999 announcing its financial results for the quarter ended October 2, 1999 and one dated October 29, 1999 relating to a $1,500,000 financing and additional issuances of securities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 2000                DATAKEY, INC.


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

SIGNATURES                TITLES                                   DATE

/s/ Carl P. Boecher       Chief Executive Officer and         March 24, 2000
Carl P. Boecher           Director (Principal Executive
                          Officer)

/s/ Alan G. Shuler        Vice President and Chief            March 24, 2000
Alan G. Shuler            Financial Officer (Principal
                          Financial and Accounting Officer)

/s/ Thomas R. King        Director and Secretary              March 24, 2000
Thomas R. King

/s/ Terrence W. Glarner   Director                            March 24, 2000
Terrence W. Glarner

/s/ Gary R. Holland       Chairman of the Board of            March 24, 2000
Gary R. Holland           Directors

/s/ Eugene W. Courtney    Director                            March 24, 2000
Eugene W. Courtney

                                  DATAKEY, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1999

Exhibit No.         Description

3.1      Restated Articles of Incorporation, as amended

3.2 Bylaws, as Amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for fiscal year ended December 31, 1988)

10.1     1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to
         Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)*

10.2 Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)*

10.3 Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-KSB for fiscal year ended December 31, 1996)*

10.4 License Agreement between CTS Corporation and the Company dated March 9, 1988 (Incorporated by reference to Exhibit 10.8 to Form 10-K for fiscal year ended December 31, 1987)

10.5 Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)

10.6 Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)

10.7 Employment Agreement between Carl P. Boecher and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 3, 1999)*

10.8 Employment Agreement between Alan G. Shuler and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for fiscal quarter ended April 3, 1999)*

10.9 Employment Agreement between Michael L. Sorensen and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for fiscal quarter ended April 3, 1999)*

10.10 1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)*

10.11 Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.12 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1997)*

10.13 Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997)*

10.14 Lease Extension and Expansion Agreement between the Company and Kraus-Anderson, Incorporated dated April 19, 1999.

10.15 Employment Agreement between Timothy Russell and the Company dated August 16, 1999*

13.1     Portions of 1999 Annual Report

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-KSB for fiscal year ended December 31, 1994)

23.1     Independent Accountant's Consent

24.1 Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney (included on the signature page of this Form 10-KSB)

27       Financial Data Schedule (filed with electronic version only)

* Designates a management contract or compensatory plan or arrangement.