Form 10QSB
period 2000-04-01
DATAKEY INC
filed 2000-05-15
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 1, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of May 15, 2000 is 8,124,379

         Transitional Small Business Disclosure Format (check One):
                                         Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 April 1,        December 31,
                                                                  2000              1999
                                                               -----------       ------------
                                                               (UNAUDITED)
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $  4,916,041       $    344,922
  Trade receivables, less allowance for
    doubtful accounts of $26,000                                 1,173,758          1,474,480
  Inventories                                                    1,381,674          1,328,991
  Prepaid and other                                                  4,860             29,981
                                                                ----------         ----------
                   Total current assets                          7,476,333          3,178,374
                                                                ----------         ----------

OTHER ASSETS
  Prepaid licenses and patents at cost less amortization           617,468            668,036
   of $420,383 and $364,832


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                             1,291,593          1,306,260
  Equipment                                                      2,851,961          2,768,214
  Furniture and fixtures                                           313,439            317,103
  Leasehold improvements                                           278,371            278,371
                                                                 4,735,364          4,669,948
  Less accumulated depreciation                                 (3,999,606)        (3,917,996)
                                                                ----------         ----------
                                                                   735,758            751,952
                                                                ----------         ----------
                                                              $  8,829,559       $  4,598,362
                                                                ----------         ----------


                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                            $    675,591       $    803,887
  Accrued compensation                                             308,848            197,335
  Accrued expenses-other                                            25,384             97,144
                                                                ----------         ----------
                   Total current liabilities                     1,009,823          1,098,366
                                                                ----------         ----------



SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                                 375,000            375,000
  Common stock, par value $.05 per share;
    authorized 10,000,000 shares; issued and outstanding
    8,024,379 in 2000 and 6,322,285 in 1999                        401,219            316,114
  Additional paid-in capital                                    13,444,446          8,501,543
  Accumulated deficit                                           (6,400,929)        (5,692,661)
                                                                ----------         ----------
                                                                 7,819,736          3,499,996
                                                                ----------         ----------
                                                                $8,829,559         $4,598,362
                                                                ==========         ==========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                       April 1,          April 3,
                                                                        2000              1999
                                                                     -----------       -----------

Revenue                                                              $ 1,773,377       $ 1,359,982
Cost of goods sold                                                     1,087,680           793,989
                                                                     -----------       -----------

                   Gross Profit                                          685,697           565,993




Operating expenses:
Research, development
   and engineering                                                       633,849           477,182
  Marketing and sales                                                    540,184           589,409
  General and administrative                                             257,057           230,481
                                                                     -----------       -----------

                   Total operating expenses                            1,431,090         1,297,072
                                                                     -----------       -----------

                   Operating loss                                       (745,393)         (731,079)

Interest income                                                           37,130             4,619
                                                                     -----------       -----------

                   Loss before
                   income taxes                                         (708,263)         (726,460)
Income tax expense                                                             0                 0
                                                                     -----------       -----------

                   Net loss                                          ($  708,263)      ($  726,460)
                                                                     -----------       -----------

Net loss attributable to common stockholders:
                   Net loss                                             (708,263)         (726,460)
                   Preferred stock dividends                                   0           (24,350)
                   Net loss attributable to common stockholders      ($  708,263)      ($  750,810)
                                                                     -----------       -----------

  Basic and diluted
  loss per share                                                     ($     0.10)      ($     0.24)
                                                                     -----------       -----------

Weighted average number of
  common shares outstanding                                            7,304,433         3,089,053
                                                                     ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                    April 1,               April 3,
                                                                                        2000                   1999
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                                                         ($708,263)             ($726,460)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                                                      81,610                107,213
    Amortization                                                                      55,551                 21,143
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                                              300,722                194,186
      Inventories                                                                    (52,683)              (106,029)
      Prepaid expenses and other                                                      25,121                (46,508)
      Prepaid license fees and patent                                                 (4,988)                (7,420)
     Increase (decrease) in:
      Accounts payable                                                              (128,296)               (14,362)
      Accrued expenses                                                                39,753                126,406
                                                                                 -----------            -----------

         Net cash used in
         operating activities                                                       (391,473)              (451,831)
                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of tooling and equipment                                                  (65,416)               (35,529)
                                                                                 -----------            -----------

         Net cash provided by(used in)
         investing activities                                                        (65,416)               (35,529)
                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                                                   5,028,008                 29,000
                                                                                 -----------            -----------
          Net cash provided by financing activities                                5,028,008                 29,000
                                                                                 -----------            -----------

         Increase(decrease) in cash
         and cash equivalents                                                      4,571,119               (458,360)

CASH AND CASH EQUIVALENTS
  Beginning                                                                          344,922                853,827
                                                                                 -----------            -----------
  Ending                                                                          $4,916,041               $395,467
                                                                                 -----------            -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Preferred stock dividend accrual                                                         0                 16,160
  Preferred stock dividend converted to common stock                                       0                  8,190
  Conversion of preferred stock to common                                                  0                151,520
                                                                                 -----------            -----------
                                                                                          $0               $175,870
                                                                                 ===========            ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of April 1, 2000, and December 31, 1999, and results of its operations and cash flows for the three-month period ended April 1, 2000, and April 3, 1999. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1999.


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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Electronic Products (EP) and Information Security Solutions (ISS). The Electronic Products segment produces and markets proprietary memory keys, cards, and other custom-shaped tokens that serve as a convenient way to carry electronic information. The Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment transactions. The Company evaluates performance based on operating earnings of the respective segments.

                                                              Three Months Ended April 1, 2000
                                       ------------------- ------------------- ------------------- -------------------
                                               EP                 ISS             UNALLOCATED            TOTAL
                                       ------------------- ------------------- ------------------- -------------------
Revenue..........................         $1,314,582            $458,795                               $1,773,377
Interest Income..................                                                      37,130              37,130
Depreciation and amortization....             54,200              82,961                                  137,161
Segment profit (loss)............             42,371            (787,764)              37,130            (708,263)

                                                              Three Months Ended April 3, 1999
                                       ------------------- ------------------- ------------------- -------------------
                                               EP                 ISS             UNALLOCATED            TOTAL
                                       ------------------- ------------------- ------------------- -------------------
Revenue..........................        $ 1,216,709           $ 143,273           $        -         $ 1,359,982
Interest Income..................                  -                   -                4,619               4,619
Depreciation and amortization....             84,275              44,081                    -             128,356
Segment profit (loss)............            151,136            (882,215)               4,619            (726,460)

The Company does not segregate total assets between its two segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          DATAKEY, INC. AND SUBSIDIARY
                 RESULTS OF OPERATIONS AND FIANANCIAL CONDITION


RESULTS OF OPERATIONS

         REVENUE - Revenue for the three-month period ended April 1, 2000, increased by $413,000, or 30 percent, compared to the first quarter of 1999. Electronic Products revenue increased by 8% and ISS revenue increased by over 220%.

         Total revenue increased by 30% primarily due to a substantial increase in revenue in the ISS business unit. This increase relates to an increase in the number of pilot orders received during the quarter as well as a significant contribution from license revenue. The Company expects to ship additional units for new pilot programs, expand existing pilot programs while converting certain others to production programs and to grant additional licenses during the balance of 2000. Should the Company be successful in achieving the increase in pilot orders, the conversion to production units and the signing of additional license agreements as management currently expects, revenue in 2000 will exceed revenue in 1999.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue of 39 percent in the three-month period ended April 1, 2000, compares to 42 percent for the same period of 1999. The reduction in margin percentage in the current quarter, as compared to 1999, is primarily the result of amortization which commenced in the quarter ended April 1, 2000, at $55,000 per quarter, of a prepaid license in the original amount of $439,000 which will expire in December 2001. The Company expects the gross profit margin percentage to trend up gradually during the year provided that the increase in revenue materializes as expected.

         OPERATING EXPENSES - Operating expense increased by $134,000, or 10 percent, in the three-month period ended April 1, 2000, when compared to the same period in1999. The increase principally relates to an increase of $157,000 in research and development expense to continue expanding and improving the Company's ISS product line. Sales and marketing expense declined during the quarter as a result of vacancies in sales positions now being filled.

         The Company expects to continue spending on product promotional activities and on research, development, and engineering expenses in 2000 at a rate that will trend upward on a quarterly basis. Spending on general and administrative expenses are expected to remain at about the level incurred in the first quarter.

         INTEREST INCOME - Interest income increased from $4,620 to $37,130, for the three-month period ended April 1, 2000, compared to the first quarter of 1999 as the Company invested proceeds from a $4 million private equity placement in February 2000 and over $1 million from the exercise of warrants during the quarter in an interest bearing money market account.

         FINANCIAL CONDITION - During the three-month period ended April 1, 2000, the Company had an increase of $4,571,000 in cash and cash equivalents as compared to a decrease of $458,000 in the comparable 1999 period. The relative improvement in 2000 cash arose primarily from the sale of common stock in the February 2000 private equity placement and the exercise of warrants during the quarter.

         Datakey's balance sheet reflects $6,467,000 in working capital as of April 1, 2000, and a current assets to current liabilities ratio of 7.40 to 1. The Company expects to continue spending on R&D and on marketing and sales activities at an increased amount compared to 1999. Inventory and accounts receivable levels are expected to increase during the balance of 2000 to support the expected ramp-up in revenue from the Company's new information security products. The Company believes that its current working capital position in addition to it $1 million bank line of credit will provide sufficient funding for the balance of 2000.

                  YEAR 2000 The Company has experienced no interruption in its business operations as a result of year 2000 issues related to its major software systems. The Company has, likewise, not been made aware of any year 2000 malfunctions in the embedded software contained in the products and systems sold by the Company. Should a problem come to light in the future the Company believes that, since nothing material has surfaced at this point, the cost to remedy any defects is likely to be insignificant.



                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating primarily to expected new pilot programs, expansion and conversion to production of existing pilot programs, expected additional license revenue, and its ability to fund its operations in 2000. The statements are subject to certain risks and uncertainties, which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) market acceptance of and demand for the Company's ISS products, (ii) the success of current pilot programs and customer demand to convert to production programs; (iii) the effectiveness of the Company's marketing and sales personnel (iv) the potential introduction of competitive products by companies with greater resources than that of the Company, and (v) the ability of the Company to manage its operations efficiently and without unexpected significant expenses.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 28, 2000, the Company sold 100,000 shares of common stock for $125,000 upon the exercise of a warrant held by an investor who acquired the warrant in connection with a private placement completed on October 29, 1999. The Company relied upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit 10.1 Employment agreement effective April 1, 2000 between the Company and Colleen M. Kulhanek

         Exhibit 10.2  Management incentive bonus plan

         Exhibit 27    Financial Data Schedule (only filed with electronic copy)


(b) The Company did not file a Form 8-K during the quarter ended April 1, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 2000        Datakey, Inc.

                          By:      /s/ Carl P. Boecher
                                   Carl P. Boecher
                                   President & Chief Executive
                                   Officer
                                   (Principal Executive Officer)


                          By:      /s/ Alan G. Shuler
                                   Alan G. Shuler
                                   Vice President & Chief Financial
                                   Officer
                                   (Principal Financial and
                                    Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED APRIL 1, 2000


EXHIBIT NO.                                 DESCRIPTION

*10.1 Employment agreement effective April 1, 2000 between the Company and Colleen M. Kulhanek

*10.2    Management incentive bonus plan


27       Financial Data Schedule


* Designates a management contract or compensatory plan or arrangement.