Form 10QSB
period 2000-07-01
DATAKEY INC
filed 2000-08-15
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

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

                                    Yes  X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS


         The number of shares outstanding of the issuer's common equity, as of August 15, 2000, is 8,204,379.

         Transitional Small Business Disclosure Format (check One):
                                       Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 July 1,         December 31,
                                                                  2000              1999
                                                              ------------       ------------
                                                               (UNAUDITED)
              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $  3,516,208       $    344,922
  Trade receivables, less allowance for
    doubtful accounts of $26,000                                 1,642,495          1,474,480
  Inventories                                                    1,903,532          1,328,991
  Prepaid and other                                                 95,612             29,981
                                                              ------------       ------------
              Total current assets                               7,157,847          3,178,374
                                                              ------------       ------------

OTHER ASSETS
  Prepaid licenses and patents at cost less amortization           520,420            668,036
   of $519,603 and $364,832

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                             1,299,313          1,306,260
  Equipment                                                      2,851,142          2,768,214
  Furniture and fixtures                                           317,102            317,103
  Leasehold improvements                                           278,371            278,371
                                                              ------------       ------------
                                                                 4,745,928          4,669,948
  Less accumulated depreciation                                 (4,099,760)        (3,917,996)
                                                              ------------       ------------
                                                                   646,168            751,952
                                                              ------------       ------------

                                                              $  8,324,435       $  4,598,362
                                                              ============       ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                            $    639,043       $    803,887
  Accrued compensation                                             312,878            197,335
  Accrued expenses-other                                            38,802             97,144
                                                              ------------       ------------
              Total current liabilities                            990,723          1,098,366
                                                              ------------       ------------
SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                                 375,000            375,000
  Common stock, par value $.05 per share;
    authorized 20,000,000 shares; issued and outstanding
    8,204,379 in 2000 and 6,322,285 in 1999                        410,219            316,114
  Additional paid-in capital                                    13,674,445          8,501,543
  Accumulated deficit                                           (7,125,952)        (5,692,661)
                                                              ------------       ------------
                                                                 7,333,712          3,499,996
                                                              ------------       ------------

                                                              $  8,324,435       $  4,598,362
                                                              ============       ============

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended                   Six Months Ended
                                                     July 1,           July 3,            July 1,          July 3,
                                                      2000              1999               2000             1999
                                                   -----------       -----------       -----------       -----------
Revenue                                            $ 1,836,700       $ 1,154,008       $ 3,610,077       $ 2,513,990
Cost of goods sold                                     895,749           708,203         1,983,429         1,502,192
                                                   -----------       -----------       -----------       -----------
               Gross Profit                            940,951           445,805         1,626,648         1,011,798


Operating expenses:
  Research, development
   and engineering                                     635,494           563,775         1,269,343         1,040,957
  Marketing and sales                                  775,604           546,543         1,315,788         1,135,952
  General and administrative                           315,602           238,329           572,659           468,810
                                                   -----------       -----------       -----------       -----------

               Total operating expenses              1,726,700         1,348,647         3,157,790         2,645,719
                                                   -----------       -----------       -----------       -----------

               Operating loss                         (785,749)         (902,842)       (1,531,142)       (1,633,921)

Interest income (expense)                               60,727            (4,277)           97,857               342
                                                   -----------       -----------       -----------       -----------

               Loss before
               income taxes                           (725,022)         (907,119)       (1,433,285)       (1,633,579)
Income tax expense                                           0                 0                 0                 0
                                                   -----------       -----------       -----------       -----------

               Net loss                            ($  725,022)      ($  907,119)      ($1,433,285)      ($1,633,579)
                                                   ===========       ===========       ===========       ===========

Net loss attributable to common stockholders:
               Net loss                               (725,022)         (907,119)       (1,433,285)       (1,633,579)
               Preferred stock dividends                     0           (23,436)                0           (47,786)
                                                   -----------       -----------       -----------       -----------
               Net loss attributable to
                  common stockholders              ($  725,022)      ($  930,555)      ($1,433,285)      ($1,681,365)
                                                   ===========       ===========       ===========       ===========


  Basic and diluted
  loss per share                                   ($     0.09)      ($     0.29)      ($     0.19)      ($     0.53)
                                                   ===========       ===========       ===========       ===========


Weighted average number of
  common shares outstanding                          8,110,533         3,188,299         7,705,281         3,138,137
                                                   ===========       ===========       ===========       ===========


                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended                 Six Months Ended
                                                              July 1,          July 3,            July 1,          July 3,
                                                               2000              1999              2000             1999
                                                          -----------       -----------       -----------       -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                                ($  725,022)      ($  907,119)      ($1,433,285)      ($1,633,579)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                              100,154           114,169           181,764           221,382
    Amortization                                               99,220            13,350           154,771            34,493
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                      (468,737)           (7,092)         (168,015)          187,094
      Inventories                                            (521,858)         (333,168)         (574,541)         (439,197)
      Prepaid expenses and other                              (90,752)           58,783           (65,631)           12,275
      Prepaid license fees and patent                          (2,167)           (5,557)           (7,155)          (12,977)
     Increase (decrease) in:
      Accounts payable                                        (36,548)          243,200          (164,844)          228,838
      Accrued expenses                                         17,448           (62,430)           57,201            42,113
      Accrued severance                                             0           (32,550)                0           (10,687)
                                                          -----------       -----------       -----------       -----------
         Net cash used in
         operating activities                              (1,628,262)         (918,414)       (2,019,735)       (1,370,245)
                                                          -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of  equipment                                      (10,564)          (71,501)          (75,980)         (107,030)
                                                          -----------       -----------       -----------       -----------
         Net cash used in
         investing activities                                 (10,564)          (71,501)          (75,980)         (107,030)
                                                          -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of
    common stock                                              238,993         1,218,823         5,267,001         1,247,823
                                                          -----------       -----------       -----------       -----------
          Net cash provided by financing activities           238,993         1,218,823         5,267,001         1,247,823
                                                          -----------       -----------       -----------       -----------
         Increase (decrease) in cash and
         cash equivalents                                  (1,399,833)          228,908         3,171,286          (229,452)

CASH AND CASH EQUIVALENTS
  Beginning                                                 4,916,041           395,467           344,922           853,827
                                                          -----------       -----------       -----------       -----------
  Ending                                                    3,516,208           624,375         3,516,208           624,375
                                                          ===========       ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Preferred stock dividend accrual                                  0            23,436                 0            39,596
  Preferred stock dividend converted to common stock                0                 0                 0             8,190
  Conversion of preferred stock to common                           0                 0                 0           151,520
                                                          -----------       -----------       -----------       -----------
                                                                    0            23,436                 0           191,116
                                                          ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of July 1, 2000, and December 31, 1999, and results of its operations and cash flows for the three-month and six-month periods ended July 1, 2000, and July 3, 1999. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2000 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1999.


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

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Electronic Products (EP) and Integrated Systems Solutions (ISS). The Electronic Products segment produces and markets proprietary memory keys, cards, and custom-shaped tokens and systems that utilize these products that serve as a convenient way to carry electronic information. The Integrated Systems Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment transactions. The Company evaluates performance based on operating earnings of the respective segments.






                              Three Months Ended July 1, 2000                 Six Months Ended July 1, 2000
                        --------------------------------------------- ----------------------------------------------
                            EP         ISS    UNALLOCATED    TOTAL        EP         ISS     UNALLOCATED    TOTAL
                        ----------  ---------  --------   ----------  ----------  ----------  --------   -----------
Revenue...............  $  897,188  $ 939,512  $    -     $1,836,700  $2,211,770  $1,398,307  $    -     $ 3,610,077
Interest income                -          -      60,727       60,727         -           -      97,857        97,857
(expense).............
Depreciation and            72,303    127,071       -        199,374     126,503     210,032       -         336,535
amortization..........
Segment profit (loss).     (72,320)  (713,429)   60,727     (725,022)    (29,949) (1,501,193)   97,857    (1,433,285)
                        -------- ---------- ------------- ----------- --------- -------- ------------- -------------
                              Three Months Ended July 3, 1999                 Six Months Ended July 3, 1999
                        --------------------------------------------- ----------------------------------------------
                            EP         ISS    UNALLOCATED    TOTAL        EP         ISS     UNALLOCATED    TOTAL
                        ----------  ---------  --------   ----------  ----------  ----------  --------   -----------
Revenue...............  $1,051,462  $ 102,546  $    -     $1,154,008  $2,268,171  $  245,819  $    -     $ 2,513,990
Interest                       -          -      (4,277)      (4,277)        -           -         342           342
income(expense).......
Depreciation and           100,205     27,314       -        127,519     193,177      62,698       -         255,875
amortization..........
Segment profit (loss).     (51,666)  (855,453)   (4,277)    (907,119)    104,089  (1,737,668)      342    (1,633,579)
                        ----------  ---------  --------   ----------  ----------  ----------  --------   -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


         REVENUE - Revenue for the three-month period ended July 1, 2000, increased by $683,000, or 59 percent, and increased by $1,096,000 or 44% in the six-month period ended July 1, 2000 as compared to the same periods in 1999. The increase in revenue is due to a significant increase in revenue in the Company's ISS business unit as customers and licensees are increasingly accepting the Company's product offering.
         Revenue in the EP business segment is somewhat soft with a reduction of $154,000 in the three-month period and $56,000 in the six-month period ending July 1, 2000 as compared to the same periods in 1999. The decline in revenue is due to a reduction in component orders from a few of the Company's major customers. The Company has introduced system level products for the EP unit which management expects to revitalize revenue growth.


         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue increased to 51 percent in the three-month period ended July 1, 2000, and 45 percent in the six-month period ended July 1, 2000. The increase in margin is due to favorable factory utilization at the higher revenue levels and also a large element of license fee revenue that contains high gross margins.


         OPERATING EXPENSES - Operating expenses increased by $378,000 or 28 percent, and $512,000 or 19 percent in the three-month and six-month periods, respectively, ended July 1, 2000, when compared to those periods of 1999. The increases are principally related to an increase of $229,000 in the three-month period and $180,000 in the six-month period in sales and marketing expense to continue advertising and promoting the Company's ISS product line. Research and development expense also increased $72,000 in the three-month period and $228,000 in the six-month period, as the Company continued to develop more features and enhancements to its information security products. Other expense increases are primarily increases in rent, corporate insurance, and salaries.

         INTEREST INCOME - Interest income increased to $61,000 in the three-month periods and $98,000 in the six-month period, ended July 1, 2000, as the Company invested the proceeds from the sale of securities in late 1999 and early 2000 in interest bearing accounts. Interest income is expected to trend down over the balance of 2000 as a portion of the interest bearing accounts will be used to fund the continuing investment in product development and product promotion activities.


         FINANCIAL CONDITION - The Company experienced a decrease in cash and cash equivalents of $1,400,000 in the three-month period and an increase of $3,171,000 for the six-month period ended July 1, 2000, compared to an increase of $229,000 in the three-month period and a decrease of $229,000 for the six-month period in 1999. The additional increase in cash in the six month period is primarily attributable to the sale of common stock in a private placement during February 2000 and from the sale of securities upon exercise of warrants and stock options during the first and second quarters of 2000. The additional decrease in cash in the second quarter of 2000 was due to a significant increase in accounts receivable related to the ISS business unit and an increase in inventory in anticipation of higher sales in the EP business unit.

         Datakey's balance sheet reflects $6,167,000 in working capital as of July 1, 2000 and a current assets to current liabilities ratio of 7.22 to 1. The Company believes that its current cash and cash equivalents in addition to its $1 million bank line of credit, renewed in May 2000 will provide sufficient funding for the balance of 2000.

                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating to the continued acceptance of the Company's ISS products, the implication that the ISS product revenue will continue to increase significantly, and its ability to fund its operations. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected. These risks and uncertainties include:
(i) a reduction in the market acceptance and demand for the Company's ISS products; (ii) the success of current pilot programs and customer demand to convert to production programs; (iii) the introduction of competitive information security products; and (iv) the ability of the Company to attain profitability and positive cash flows by significantly increasing ISS product revenues while controlling expenses.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 8, 2000, the Company sold 80,000 shares of common stock for $100,000 upon the exercise of a warrant held by an investor who acquired the warrant in connection with a private placement completed on October 29, 1999. The Company relied upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company held its Annual Meeting on Wednesday, May 31, 2000.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.


By 6,710,030 votes in favor, with 14,103 votes opposed, and 23,005 votes abstaining, the shareholders set the number of directors to be elected at five
(5).


The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:

                                  NUMBER OF               NUMBER OF VOTES
      NOMINEE                     VOTES FOR                  WITHHELD

Terrence W. Glarner               6,726,813                   20,325
Thomas R. King                    6,725,413                   21,725
Gary R. Holland                   6,724,313                   22,825
Eugene W. Courtney                6,726,813                   20,325
Carl P. Boecher                   6,727,913                   19,225

The shareholders approved, by 3,421,414 votes for, 578,893 against, 15,235 abstaining, and 2,731,596 broker non-votes, an amendment to the Articles of Incorporation, including an increase of authorized shares from 12,500,000 to 30,000,000 consisting of 20,000,000 common shares, 400,000 preferred shares and 9,600,000 undesignated shares..

The shareholders approved, by 6,081,792 votes for, 638,996 against, 26,350 abstaining, and no broker non-votes, an increase in the shares under the 1997 Stock Option Plan from 800,000 to 1,100,000

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 2000, by 6,705,939 votes in favor, 28,819 opposing and 12,380 abstaining.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

(a)      Exhibit 27    Financial Data Schedule (only filed with electronic copy)


(b)      Reports on Form 8-K
         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 15, 2000                       Datakey, Inc.

                                            By: /s/ Carl P. Boecher
                                                Carl P. Boecher
                                                President & Chief Executive
                                                Officer
                                                (Principal Executive Officer)


                                            By: /s/ Alan G. Shuler
                                                Alan G. Shuler
                                                Vice President & Chief Financial
                                                Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  Datakey, Inc.
                          EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED JULY 1, 2000


EXHIBIT NO.           DESCRIPTION

   27                 Financial Data Schedule