Form 10QSB
period 2000-09-30
DATAKEY INC
filed 2000-11-14
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

--------------------------------------------------------------------------------

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

                                                     Yes  X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of the issuer's common equity, as of November 14, 2000, is 8,269,173.

         Transitional Small Business Disclosure Format (check One):
                                                     Yes      No   X

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS
                          DATAKEY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,          December 31,
                                                                                     2000                  1999
                                                                            -------------          ------------
                                                                              (UNAUDITED)
              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $2,663,421                $344,922
  Trade receivables, less allowance for
    doubtful accounts of  $26,000                                              1,455,806               1,474,480
  Inventories                                                                  2,203,648               1,328,991
  Prepaid expenses and other                                                      50,832                  29,981
                                                                            -------------           ------------
              Total current assets                                             6,373,707               3,178,374
                                                                            -------------           ------------
OTHER ASSETS
  Prepaid licenses and patents, at cost less amortization                        691,428                 668,036
   of $595,128 and $364,832


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
  Production tooling                                                           1,304,663               1,306,260
  Equipment                                                                    2,858,656               2,768,214
  Furniture and fixtures                                                         319,649                 317,103
  Leasehold improvements                                                         278,371                 278,371
                                                                               4,761,339               4,669,948
  Less accumulated depreciation                                               (4,175,614)             (3,917,996)
                                                                            -------------           ------------
                                                                                 585,725                 751,952
                                                                            -------------           ------------
                                                                              $7,650,860              $4,598,362
                                                                            ============            ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $808,147                $803,887
  Accrued compensation                                                           433,918                 197,335
  Accrued expenses-other                                                         197,458                  97,144
                                                                            -------------           ------------
              Total current liabilities                                        1,439,523               1,098,366
                                                                            -------------           ------------


SHAREHOLDERS' EQUITY
  Convertible preferred stock, voting, stated value
    $2.50 per share; authorized 400,000 shares;
    issued and outstanding 150,000                                               375,000                 375,000
  Common stock, par value $.05 per share;
    authorized 20,000,000 shares; issued and outstanding
    8,269,073 in 2000 and 6,322,285 in 1999                                      413,453                 316,114
  Additional paid-in capital                                                  13,894,512               8,501,543
  Accumulated deficit                                                         (8,471,628)             (5,692,661)
                                                                            -------------           ------------
                                                                               6,211,337               3,499,996
                                                                            -------------           ------------

                                                                              $7,650,860              $4,598,362
                                                                            ============            ============

                                               See Notes to Consolidated Financial Statements

                          DATAKEY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                Nine Months Ended
                                             September 30,       October 2,      September 30,       October 2,
                                                      2000             1999               2000             1999
                                                      ----             ----               ----             ----
Revenue                                         $1,616,092       $1,486,879        $5,226,169        $4,000,869
Cost of goods sold                               1,058,188          948,225         3,041,617         2,450,417
                                                ----------       ----------        ----------        ----------
              Gross Profit                         557,904          538,654         2,184,552         1,550,452



Operating expenses:
  Research, development
   and engineering                                 763,264          501,204         2,032,607         1,542,161
  Marketing and sales                              890,487          475,943         2,206,275         1,617,895
  General and administrative                       289,745          224,406           862,404           687,216
                                                ----------       ----------        ----------        ----------

              Total operating expenses           1,943,496        1,201,553         5,101,286         3,847,272
                                                ----------       ----------        ----------        ----------
              Operating loss                    (1,385,592)        (662,899)       (2,916,734)       (2,296,820)

Interest income (expense)                           39,915            1,457           137,772             1,799
                                                ----------       ----------        ----------        ----------

              Loss before
              income taxes                      (1,345,677)        (661,442)       (2,778,962)       (2,295,021)
Income tax expense                                       0                0                 0                 0
                                                ----------       ----------        ----------        ----------
                                                         -                -                 -                 -
              Net loss                         ($1,345,677)       ($661,442)      ($2,778,962)      ($2,295,021)

Net loss attributable to common stockholders:
              Net loss                          (1,345,677)        (661,442)       (2,778,962)       (2,295,021)
              Preferred stock dividends                  0          (23,436)                0           (71,221)
                                                ----------       ----------        ----------        ----------
              Net loss attributable to
                 common stockholders           ($1,345,677)       ($684,878)      ($2,778,962)      ($2,366,242)
                                                ===========      ===========       ===========       ===========

  Basic and diluted
  loss per share                                    ($0.16)          ($0.19)           ($0.35)           ($0.72)
                                                ===========      ===========       ===========       ===========
Weighted average number of
  common shares outstanding                      8,229,178        3,651,772         7,879,276         3,308,103
                                                ===========      ===========       ===========       ===========


                 See Notes to Consolidated Financial Statements


                          DATAKEY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                        September 30,  October 2,         September 30,      October 2,
                                                            2000        1999                  2000            1999
                                                            ----        ----                  ----            ----
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net loss                                              ($1,345,677)    ($661,442)         ($2,778,967)    ($2,295,021)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                             75,854       114,975              257,618         336,357
    Amortization                                             75,525        22,364              230,296          56,857
    Loss on sale of fixed assets                                  0        31,812                    0          31,812
    Change in assets and liabilities
    (Increase) decrease:
      Trade receivables                                     186,689      (155,365)              18,674          31,729
      Inventories                                          (300,116)      (27,285)            (874,657)       (466,482)
      Prepaid expenses and other                             44,780       (17,477)             (20,851)         (5,202)
      Prepaid license fees and patent                      (246,533)       (9,038)            (253,688)        (22,015)
     Increase (decrease) in:
      Accounts payable                                      169,104       (13,538)               4,260         215,300
      Accrued expenses                                      279,696       134,045              336,897         176,158
      Accrued severance                                           0             0                    0         (10,687)

         Net cash used in
         operating activities                            (1,060,678)     (580,949)          (3,080,418)     (1,951,194)
                                                         -----------     ---------          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of fixed assets                             0        35,000                    0          35,000
   Purchase of tooling and equipment                        (15,411)      (57,706)             (91,391)       (164,736)
                                                            --------      --------             --------       ---------
         Net cash used in
         investing activities                               (15,411)      (22,706)             (91,391)       (129,736)
                                                            --------      --------             --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                15,766                               15,766
  Net proceeds (offering costs)from issuance of
    common stock                                            223,302       (16,651)           5,490,308       1,231,172
                                                            -------       --------           ---------       ---------
          Net cash provided by financing activities         223,302          (885)           5,490,308       1,246,938
                                                            -------       --------           ---------       ---------
         Increase (decrease) in cash and
         cash equivalents                                  (852,787)     (604,540)           2,318,499        (833,992)

CASH AND CASH EQUIVALENTS
  Beginning                                               3,516,208       624,375              344,922         853,827
                                                          ---------       -------              -------         -------
  Ending                                                  2,663,421        19,835            2,663,421          19,835
                                                          =========        ======            =========          ======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Preferred stock dividend accrual                                0        23,436                    0          63,032
  Preferred stock dividend converted to common stock              0             0                    0           8,190
  Conversion of preferred stock to common                         0             0                    0         151,520
                                                                  0        23,436                    0         222,742

                 See Notes to Consolidated Financial Statements


                          DATAKEY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey's financial position as of September 30, 2000, and December 31, 1999, and results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2000, and October 2, 1999. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 2000 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 1999.

REVENUE RECOGNITION
In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

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

                        --------------------------------------------   ----------------------------------------------
                           Three Months Ended September 30, 2000          Nine Months Ended September 30, 2000
                        --------------------------------------------   ----------------------------------------------
                          EP        ISS      UNALLOCATED      TOTAL        EP         ISS     UNALLOCATED    TOTAL
                        -------- ----------  --------     ----------   ----------  ----------  --------   -----------
Revenue...............  $773,548 $  842,544  $      -     $1,616,092   $2,985,318  $2,240,851  $      -   $ 5,226,169
Interest income
(expense).............         -          -    39,915         39,915            -          -    137,772       137,772
Depreciation and
amortization..........    50,129    101,250         -        151,379      176,602     311,312         -       487,914
Segment profit (loss).  (294,548)(1,051,129)   39,915     (1,345,677)   ( 364,412) (2,552,322)  137,772    (2,778,962)
                        -------- ----------  --------     ----------   ----------  ----------  --------   -----------

                             Three Months Ended October 2, 1999             Nine Months Ended October 2, 1999
                        --------------------------------------------- ----------------------------------------------
                          EP        ISS     UNALLOCATED     TOTAL          EP         ISS     UNALLOCATED      TOTAL
                        -------- ----------  --------     ----------   ----------  ----------  --------   -----------
Revenue...............$1,302,606 $  184,273  $      -     $1,486,879   $3,570,777  $  430,092  $      -   $ 4,000,869
Interest income
(expense).............         -          -     1,457          1,457            -           -     1,799         1,799
Depreciation and
amortization..........   101,583     35,756         -        137,339      294,760      98,454         -       393,214
Segment profit (loss).    25,160   (688,059)    1,457       (661,442)     121,200  (2,418,020)    1,799    (2,295,021)
                        -------- ----------  --------     ----------   ----------  ----------  --------   -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          DATAKEY, INC. AND SUBSIDIARY
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


         REVENUE - Revenue for the three-month period ended September 30, 2000, increased by $129,000, or 9 percent, and increased by $1,225,000 or 31% in the nine-month period ended September 30, 2000 as compared to the same periods in 1999. The increase in revenue is due to a significant increase in revenue in the Company's ISS business unit, offset by a decline in EP revenue, as customer and licensee acceptance of the Company's ISS product offering grows.
         Revenue in the EP business segment declined $530,000 in the three-month period and $586,000 in the nine-month period ending September 30, 2000 as compared to the same periods in 1999. The decline in revenue is due to a reduction in component orders from a few of the Company's major customers. The Company has introduced system level products for the EP unit in an attempt to revitalize revenue growth.

         GROSS PROFIT MARGIN - Gross profit as a percentage of revenue decreased to 35 percent in the three-month period ended September 30, 2000, and increased to 42 percent in the nine-month period ended September 30, 2000. The decrease in margin in the three-month period is due to absence of license fee revenue, which carries a higher gross margin. The increase in margin in the nine-month period is due to realization of significant license fee revenue in the first two quarters. The Company continues to work on licensing relationships and expects licensing fee revenue to make a significant contribution to gross margin, although not necessarily on a regular quarterly basis.

         OPERATING EXPENSES - Operating expenses increased by $742,000, or 62 percent, and $1,254,000, or 33 percent in the three-month and nine-month periods, respectively, ended September 30, 2000, when compared to those periods of 1999. The increases are principally related to staffing the rapidly expanding ISS business unit, opening a European office, and trade shows and other forms of product promotion expense.

         INTEREST INCOME - Interest income increased to $40,000 in the three-month period and $138,000 in the nine-month period, ended September 30, 2000, as the Company invested the proceeds from the sale of securities in late 1999 and early 2000 in interest bearing accounts. Interest income is expected to trend down over the balance of 2000 as a portion of the interest bearing accounts will be used to fund the continuing investment in product development and product promotion activities.

         FINANCIAL CONDITION - The Company experienced a decrease in cash and cash equivalents of $853,000 in the three-month period and an increase of $2,318,000 for the nine-month period ended September 30, 2000, compared to a decrease of $605,000 in the three-month period and a decrease of $834,000 for the nine-month period in 1999. The additional increase in cash in the nine-month period is primarily attributable to the sale of common stock in a private placement during February 2000 and from the sale of securities upon exercise of warrants and stock options during the first three quarters of 2000. The additional decrease in cash in the third quarter of 2000 was due to the operating loss and an increase in inventory in anticipation of higher future sales in the EP business unit which may or may not be realized.

         Datakey's balance sheet reflects $4,934,000 in working capital as of September 30, 2000 and a current assets to current liabilities ratio of 4.43 to
1. The Company believes that its current cash and cash equivalents in addition to its $1 million bank line of credit, renewed in May 2000 will provide sufficient funding for the balance of 2000. The Company anticipates that it will be seeking additional private equity capital within six months.


                              CAUTIONARY STATEMENTS

The Management's Discussion and Analysis contains certain forward-looking statements relating to the growing acceptance of the Company's ISS product, the implication that the ISS product revenue will continue to increase significantly, the expectation that recently-introduced system level products for the EP unit will revitalize EP revenue growth, that licensing revenue will contribute significantly to gross margin, and that the Company will be able to fund its operations for the next six months. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected.

These risks and uncertainties include: (i) that market acceptance and demand for the Company's ISS products may decrease due to competitive or other general market conditions; (ii) that the expected success of current pilot programs and customer demand to convert to production programs may not materialize; (iii) the introduction of competitive information security products; (iv) that the new EP products do not perform as expected or do not bring revenue growth, (v) that the Company may not be successful in developing significant licensing arrangements to positively impact gross margin, (vi) that the Company may not be able to grow the ISS business unit fast enough to warrant the substantial product development, sales and marketing expenditures which may cause the Company to seek additional capital sooner than expected, and (vii) the ability of the Company to attain profitability and positive cash flows by significantly increasing ISS product revenues while controlling expenses. The Company anticipates that it will be seeking additional private equity capital in the near future, and there is no guaranty that its fund raising activity will be successful.

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

Dated November 14, 2000       Datakey, Inc.

                              By:      /s/ Carl P. Boecher
                                       Carl P. Boecher
                                       President & Chief Executive
                                       Officer
                                       (Principal Executive Officer)


                              By:      /s/ Alan G. Shuler
                                       Alan G. Shuler
                                       Vice President & Chief Financial
                                       Officer
                                       (Principal Financial and
                                        Accounting Officer)

                                  DATAKEY, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                      FOR QUARTER ENDED SEPTEMBER 30, 2000


EXHIBIT NO.                                 DESCRIPTION
         27                                 Financial Data Schedule