Form 10KSB40
period 2000-12-31
DATAKEY INC
filed 2001-03-29
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

Commission file No. 0-11447

DATAKEY, INC.
(Name of small business issuer in its charter)

MINNESOTA	41-1291472
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

407 West Travelers Trail, Burnsville, Minnesota 55337
(Address of principal executive offices)

Issuer’s telephone number, including area code: (952) 890-6850
Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.05 per
share (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.     YES   X     NO ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year: $7,407,000, which represents $3,608,000 for continuing operations and $3,799,000 for discontinued operations.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $19,233,000  based upon the closing sale price of the Issuer’s Common Stock on March 20, 2001.

As of March 20, 2001, there were 9,885,239 shares of the Issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer’s Annual Report to Shareholders for the year ended December 31, 2000 (the “2000 Annual Report”).  Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 31, 2001 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

Transitional Small Business Disclosure Format (check one)    YES   [   ]     NO  [ X ]

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

          Datakey, Inc. was incorporated under the laws of the State of Minnesota in 1976 under the name “The Systems Group, Inc.”  In 1980, we changed our name to Datakey, Inc.  Datakey operates two business segments.  Our Information Security Solutions (ISS) business segment provides products and systems for information security markets that enable user authentication, secure data exchange and information validation.  Our Electronic Products (EP) business segment provides OEM products, consisting of proprietary memory keys, cards and other custom shaped tokens that serve as a convenient way to carry electronic information and are packaged to survive in rugged environments.  As is explained further in this report, we intend to divest EP in 2001 and that segment is, therefore, reflected as discontinued operations in the financial statements contained in this report.

          From 1976 to 1995, Datakey was primarily a supplier of electronic memory keys and custom tokens used for data storage in a variety of small niche applications.  This business segment is known today as Electronic Products.  EP’s first portable memory products, consisting of an electronic key and support electronics, were introduced in 1981 for applications requiring convenient storage, transportation and management of information.  EP’s current products utilize semiconductor technology to provide a storage device more versatile and rugged than conventional portable information products.  EP’s current product line of portable memory devices and associated interface products provide up to 16,384,000 bits of data storage which are used as OEM devices in a wide range of applications including communications security, computer security, facility security, vending and process control.  EP has recently developed a line of Cashless Vending and Access Control products which we first introduced to market in 2000.  On February 22, 2001, we announced that we intend to strategically focus our business on opportunities for the ISS business, and plan to divest our EP business.  We have already begun to significantly cut back EP operations.  We also eliminated 11 positions in the EP business segment.

          In 1996, Datakey made a strategic decision to utilize its public key cryptographic smart card and reader technology founded in 1991 to provide information systems that allow secure use of intranets, extranets and the Internet for business-to-business electronic commerce—a market with explosive growth potential.  In September 1997 we introduced a family of end-user systems under the SignaSURE® trademark using smart cards or smart keys that provide advanced information security utilizing public key digital signatures and encryption.  These systems incorporate both hardware and software to provide a higher level of security available from software only solutions.

          Datakey is located at 407 West Travelers Trail in Burnsville, Minnesota, a suburb of Minneapolis.  We also maintain regional sales offices in the metropolitan areas of New York City, Washington, D.C. and Frankfurt, Germany that support the information security business.

Product and Service Description

          EP business segment  (DISCONTINUED OPERATIONS):

Portable Memory Devices.   Portable memory devices are electronic devices which store information.  They have a plastic exterior, are in the forms of keys, cards, or custom shaped tokens and encapsulate semiconductor memory.

Access Devices.  Access devices are elements into which a portable memory device is inserted to provide the interconnection between the portable memory device and the electronic interface circuitry or the host processor-based equipment.

Interface Modules and Subsystems.  The interface is the electronics control module between the access device and a customer’s processor-based equipment.  This module is used with our serial communication key and contains all the necessary electronics to control information within the key and to coordinate the information requests of the host equipment

          ISS business segment (CONTINUING OPERATIONS):

For the past five years, Datakey has been developing “token-based” (smart card and other smart token) products that provide advanced information security solutions for the problems of organizations, worldwide.  The first of a family of products known by the SignaSURE® trademark was introduced in September 1997 and additional versions have been released on a regular basis. In addition to the current versions, we expect to launch new versions of SignaSURE in 2001 and beyond.

             SignaSURE Product Components:

Smart card-based Operating System and Security Application Software.  Datakey developed its own smart card operating system (OS) specifically designed for information security.  It manages all security functions performed in the smart card.  The OS, known as DKCCOS (Datakey chip card operating system), including public key security application software, was first released in 1998 as the OS for our SignaSURE Model 320 smart card.  The Model 320 was the first PKI smart card in the world to use 1024 bit keys, to generate public key pairs on the card, the first with 8K Bytes of storage for data and programs, and the first PKI card with an extensible operating system.  In 1999, Datakey released its Model 330 smart card which increased key length to 2048 bits, increased storage to 32K Bytes, added applications for processing DES and Elliptic Curve algorithm applications, and passed FIPS 140-1 level 2 certification—a requirement to operate in the government market and a desirable for financial service customers.  This card is a technology leader in the industry.

Smart card readers.  Although Datakey initially designed and manufactured its own reader, today’s readers are primarily purchased components.

Client based security interface software.  Datakey software, resident on the desktop or laptop, is the interface between the smart card and security application program.  It allows private and secret key functions previously performed in the software application to be done much more securely in the smart card. The first version, named SignaSURE CIP 1.0, was introduced in 1997. The current CIP 4.x version is recognized as the leader in technology and stability today .  It features a multi-threaded application interface and can operate with multiple applications in a single session.  It supports PC/SC compatible readers, both PKCS #11 and Microsoft CAPI standard cryptographic interfaces and Windows 2000 security features.

SignaSURE Product Family:

SignaSURE CIP (Cryptographic Interface Provider).  Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software.  Password-based security, however, is insufficient for public networks with connections, such as extranets and the Internet, outside of the organization.  Datakey’s SignaSURE CIP allows enterprise users to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation.  Token-based information security implements a two-level security scheme—something that is owned (a hardware token) and something that is known (a password to activate the token)—for a much stronger level of security than password-based software solutions.  SignaSURE CIP provides token add-ons to Cryptoki (PKCS-11) standard information security interface applications and for applications that incorporate Microsoft’s CryptoAPI (CAPI).  It offers “load, plug and play” convenience for strong information security.  SignaSURE CIP includes three elements:

•         A user-unique smart card or smart key “token” that holds critical information and performs the cryptographic functions necessary for information security

•         A companion reader/writer that plugs into a computer’s serial port, PCMCIA port, USB port or floppy disk drive

•         Software that is loaded once into the workstation and interfaces to the application program.

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

SignaSURE SCC (Security Control Center).  Smart cards need to be “initialized and personalized” with unique user and enterprise data before they are issued.  In addition, many enterprises want to hold a copy of the keys used for encryption so they can recover encrypted data in an emergency.  SignaSURE SCC provides these features and provides an audit trail for these actions.

          The following chart shows Datakey’s SignaSURE products:

SignaSURE Product
Attribute		CIP	DTK	SCC
Customer	Organizational End-User	X		X
	Software Developer		X
System Type	Integrated Solution			X
	Add-on Subsystem	X
	Component		X
Application	Information Security	X		X
	Token Integration	X	X
Hardware	Datakey Smart Token	X	X
	Datakey Reader/Writer	X	X
Software	Security Solution
	Token Interface	X	X

          OEM Private Label Products.  Datakey also provides its SignaSURE family of information security products to OEM’s under their own private label.

          OEM Technology Licensing.  In addition to selling products, Datakey licenses its Smart Card Operating System and interface software to OEM’s for incorporation into their products.  Current licensees include Rainbow Technologies (iKey 2000, iKey 2032), and Certicom (SC 500).  Licenses are sold on a per seat basis with revenue recognized at time of delivery to the customer, provided that Datakey has no significant cost or obligation beyond the original authorization to the silicon supplier.

Manufacturing

          The Company’s in-house manufacturing capabilities include microelectronic assembly, plastic injection molding, automated surface mount assembly, and general electronic assembly.  During 2001, while the EP business segment is being divested, we intend to continue to manufacture the EP product line on a limited basis, but we are beginning a transition to outsource the manufacture of the ISS product line so that upon discontinuation of EP the manufacturing of the ISS products will continue without interruption.

Sources of Supply

          The Company purchases a microprocessor, with its proprietary operating system masked into the chip, from a single source supplier.  The Company is currently qualifying a second supplier of the microprocessor to reduce the dependency on one supplier.

          Due to the unique nature of these cryptographic microprocessors, there are currently a limited number of alternative sources of supply and, due to different operating systems and other characteristics, one supplier’s microprocessors are not easily interchanged with another.  Should the present source of supply become inadequate or inferior to other offerings in the future or should its second supplier be inadequate, the Company will be required to incur a significant cost and possibly experience a gap in supply to switch to a new supplier.

          The Company has several qualified sources from which to purchase printed circuit boards and electronic components for most of its standard portable memory devices.  The components for the Company’s products are, in general, available from multiple suppliers.  Many of the plastic components are molded on the Company’s in-house molding equipment or suppliers’ molding equipment using Company-owned tooling.

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

Significant Customer

          Sales to one of the Company’s ISS customers totaled approximately $1,437,000, or 19% of total sales during the year ended December 31, 2000.

Marketing

          General.  While there appears to be a broad range of applications and potential customers for portable memory devices, no single application group has evidenced strong, long-term growth potential.  The diversity of potential applications has made it difficult for the Company to focus its limited marketing resources.  In 1998, sales to EP customers decreased to $5,241,000, and in 1999 and 2000 they decreased to $4,550,000 and 3,799,000, respectively

          ISS products for the information security marketplace were introduced in 1997 and resulted in revenue of $629,000 during 1998, $1,316,000 during 1999 and $3,608,000 during 2000.  In 2001, the Company expects revenue from these products to increase significantly as additional pilot programs are commenced, certain customers convert into production mode and the Company signs additional licensing agreements.  As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time, as well as other general business and economic conditions.

          Marketing Strategy.  The marketing of our information security products employs five key strategies:

      •   Seek recognition as a major player in the public key token-based information security market.  We participate in industry trade shows with exhibits and product demonstrations.  Our Technical Services personnel write white papers and articles for technical trade magazines and other periodicals.  We hold regular press conferences at conferences and trade shows that are intended to publicize our products and organization.  Direct mail is used as a follow-up method for trade shows so we keep our name and products in front of customers and prospects.  Our sales and marketing staff are members of key trade associations and participate in meetings with product and technology presentations.  Our products are tested by independent testing laboratories hosted by media publications and the results published. We also maintain a significant web presence that describes Datakey and our products.

      •   Develop products in concert with customer needs.  Before development is started, the product description is discussed with our current customer base and prospects to determine its future acceptability in the marketplace.  We also host customer feedback sessions to better determine their needs and our product enhancements.

      •   Emphasize Datakey’s advanced technology, service and support discriminators.  Our customer presentations, product literature and proposal responses are designed to highlight those functions and features that distinguish Datakey from our competitors.  Our technology white papers, useful for those prospects in the early stages of product selection, also emphasize those capabilities unique to our products.  We also use satisfied customers and their testimonials as references for new prospects.

      •   Partner with PKI suppliers and larger system integrators as additional delivery channels.

      •   Offer Datakey technology through licenses to non-competitive security solution providers

          Pricing Strategy.  Datakey token-based information security products are priced competitively with software information security products providing our customers with high security at little additional price.  As we expand our product line with additional software application modules that work with our smart cards and keys, we expect to improve our gross margins over time.  As we become better known in the information security marketplace, we intend to charge our customers for pre-sales consultation which today is offered free.  We offer service subscriptions and upgrades that represent a substantial profit potential to Datakey.

          Promotion Strategy.  Datakey uses a variety of promotional vehicles to reach new customers.  A summary of our promotional strategy follows:

1. Sales Literature – Datakey generates a variety of product and corporate literature pieces, each written for an intended audience. Our literature is distributed at events, sent as follow up to product information requests, sent to interested investors and posted on our web site.

2. Direct Mail – Datakey implements direct mail programs around events throughout the year as well as focused mailings to our target markets.

3. Trade Shows and Seminars  - Industry events are an effective way for Datakey to generate sales leads.  Information security and target market trade shows, as well as joint seminars with our technology partners provide our sales force with highly qualified leads.

4. Public Relations – Datakey relies on professional public relations firms with experience in the networking and information security markets to work with the press and industry analysts to build brand awareness for Datakey products.

5. Web Site – the Datakey web site is becoming a strong vehicle for quickly disseminating product information to prospects as well as a lead generation tool by utilizing various methods to capture information about our web visitors.

          Worldwide Distribution Strategy.  Datakey uses a combination of a direct sales force and indirect sales channels to distribute its ISS products.  Our direct sales force currently consists of four sales professionals covering the North American market, a European office that sells direct and manages our European reseller channel, and a channel sales manager that establishes worldwide product representation through resellers and distributors specializing in information security technologies, and manages our strategic partner relationships.  We are in the process of hiring additional sales personnel for North America and the Asia/Pacific markets.

Sales in North America are generally conducted through direct sales representatives.  The Company has a number of distributors in Europe, Australia and New Zealand and plans to add more international distributors as appropriate to serve those markets.  In 2000 and 1999, sales to domestic customers and the corresponding percentage of total revenue, were approximately $5,814,000 (78%) and $4,236,000 (72%), respectively.  Sales to international customers, and the corresponding percentage of total revenue, were approximately $1,593,000 (22%) and $1,630,000 (28%), respectively.

Backlog

          As of March 2, 2001, the Company had an order backlog totaling approximately $2,042,000.  Although the orders generally contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer’s request.  The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

Competition

          Electronic Products.  The Company’s primary competition for electronic products sold to original equipment manufacturers has been conventional portable information systems, such as keys and cards, and more advanced portable information systems including those in the familiar credit card format, such as “smart cards,” Personal Computer Memory Card Industry Association (PCMCIA) cards, magnetic stripe cards, bar-code cards and laser technology cards.  The Company’s products, when used as a portable database, may also compete with centralized database systems.  Many of the manufacturers of these portable information devices and systems are large, well-established companies.

          Information Security Solutions.  Datakey currently offers token-based (smart card, smart key) information security solutions which are primarily utilized in encryption for electronic mail privacy, private and secure file transfer and digital signatures for electronic document authentication. The Company is continuing a significant product development effort to expand the applications and ease-of-use of its products and systems.  See “Products—Information Security Solutions.”

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

          The Company’s advanced information security products, some of which are released and some of which are currently in development, are based upon a smart card or smart key and utilize encryption and digital signatures.  They also include extensive software to make the system user-friendly and seamless with common desktop software packages.  There are several companies operating in this highly competitive and rapidly changing marketplace, however, and many of such companies have strong name recognition and vast financial resources.  The Company believes it can compete on the basis of its unique design and ease of use.  The initial reception to the Company’s products in the marketplace, beginning in late 1997, has been encouraging and sales of evaluation units and units for pilot programs have been progressing very well.  There are no assurances, however, that the existing and future products will, in the long term, be accepted in the marketplace.

          The technology involved in information security systems is undergoing rapid expansion and advancement which could result in the development of new products and systems which may make the Company’s present information security products obsolete.  The initial development effort for the Company’s information security products was completed in 1997, but the Company must continue to improve its present information security products in order to remain competitive.

Research and Development

          In 2000 and 1999, research and development expenses in continuing operations were $2,003,000 and $1,632,000, respectively.  The Company expects that research and development expenses in 2001 will increase by about 40% as the Company plans to hire 6 new engineers in the software development and technical support areas.

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

Employees

          As of March 15, 2001, the Company employs 53 full-time employees, 12 of whom are involved in manufacturing, three in materials handling, one in quality assurance, 15 in engineering, 13 in marketing/sales and 9 in general and administrative areas.  In addition, the Company uses contract labor during peak production times and for major projects.  The Company’s employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

Forward Looking Statements

Certain statements made in this Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different.  Factors that could cause actual results to differ include, but are not limited to, those identified:

•         The expectations that in 2001 Datakey will release new versions of SignaSURE CIP are subject to the risk of unanticipated problems or delays in development and depend upon market acceptance and demand, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.

•         The expectation that revenues from ISS products will increase significantly depends on the ability of the Company’s sales force to commence additional pilot programs with new customers, the success of current and future pilot programs and the resulting customer interest in converting to production mode, as well as the Company’s success in securing additional licensing agreements.

ITEM 2.      DESCRIPTION OF PROPERTY

          The Company’s corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consists of approximately 25,000 square feet including approximately 16,000 square feet that is currently occupied by the EP business segment that is being discontinued.  Approximately one-half of the space is used for manufacturing and warehousing, and the balance for present and future office space.  All of this space is rented under a lease which extends through June 2004.  The annualized rent expense for the space currently occupied is $170,000, plus a portion of the operating expenses and real estate taxes.

ITEM 3.      LEGAL PROCEEDINGS

          There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company’s common stock is currently traded on the Nasdaq SmallCap Market under the symbol DKEY.  Prior to May 11, 1999, it was traded on the Nasdaq National Market.  The high and low sale prices for the common stock by quarter as reported by Nasdaq are set forth in the following table for 2000 and 1999.

          On March 15, 2001, the Company had approximately 4,500 shareholders, including approximately 4,200 beneficial owners.  The Company has never paid dividends on its common stock and does not plan to in the foreseeable future.

	Sale Prices
	High	Low
2000
1st Quarter	$18	$3 9/32
2nd Quarter	$9 1/2	$2 11/16
3rd Quarter	$10 1/4	$4 3/4
4th Quarter	$8 1/2	$2
1999
1st Quarter	$5 5/8	$2
2nd Quarter	$4 3/8	$2 1/8
3rd Quarter	$3 1/2	$1 9/32
4th Quarter	$3 7/8	$1

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The information required by Item 6 is incorporated by reference from the Company’s 2000 Annual Report, a portion of which is included herewith in Exhibit 13.1 to this Report.

ITEM 7.      FINANCIAL STATEMENTS

          The following financial statements of the Company are included as part of Exhibit 13.1 to this Report:

Independent Auditor’s Report
Balance Sheets as of December 31, 2000 and 1999
Statements of Operations for Years Ended December 31,  2000 and 1999
Statements of Stockholders’ Equity for Years Ended December 31, 2000 and 1999
Statements of Cash Flows for Years Ended December 31, 2000 and 1999
Notes to Financial Statements

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information required by Item 9 regarding the Company’s directors and executive officers is incorporated by reference to the Company’s proxy statement for its 2001 Annual Meeting of Shareholders under the captions “Determination of Number and Election of Directors” and “Executive Officers of the Company.”  The Company’s proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

          The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Compliance.”

ITEM 10.    EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

          The following exhibits are included in this report:  See “Exhibit Index” immediately following the financial statements following the signature page of this Form 10-KSB.

          (b)      Reports on Form 8-K

          Datakey filed no reports on Form 8-K during the fourth quarter of 2000, but it did file a Form 8-K dated February 20, 2001 announcing (i) completion of a $4,800,000 private placement financing; (ii) its strategic focus on ISS and divestiture of EP and (iii) fourth quarter and year 2000 financial results.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001	DATAKEY, INC.

	BY:	/s/ Carl P. Boecher
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

SIGNATURES	TITLES	DATE
/s/ Carl P. Boecher	Chief Executive Officer and	March 29, 2001
Carl P. Boecher	Director (Principal Executive
Officer)
/s/ Alan G. Shuler	Vice President and Chief	March 29, 2001
Alan G. Shuler	Financial Officer (Principal
Financial and Accounting Officer)
/s/ Thomas R. King	Director and Secretary	March 29, 2001
Thomas R. King
/s/ Terrence W. Glarner	Director	March 29, 2001
Terrence W. Glarner
/s/ Gary R. Holland	Chairman of the Board of	March 29, 2001
Gary R. Holland	Directors
/s/ Eugene W. Courtney	Director	March 29, 2001
Eugene W. Courtney

DATAKEY, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2000

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended
3.2	Bylaws, as Amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for fiscal year ended December 31, 1988)
10.1	1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)*
10.2	Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)*
10.3	Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-KSB for fiscal year ended December 31, 1996)*
10.4	Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)
10.5	Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)
10.6	Employment Agreement between Carl P. Boecher and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 3, 1999)*
10.7	Employment Agreement between Alan G. Shuler and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for fiscal quarter ended April 3, 1999)*
10.8	Employment Agreement between Michael L. Sorensen and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.3 to Form 10-QSB for fiscal quarter ended April 3, 1999)*
10.9	1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)*
10.10	Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)
10.11	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1997)*
10.12	Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997)*
10.13	Lease Extension and Expansion Agreement between the Company and Kraus-Anderson, Incorporated dated April 19, 1999 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended December 31, 1999)
10.14	Employment Agreement between Timothy Russell and the Company dated August 16, 1999 (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1999)*
10.15	Employment Agreement between Colleen M. Kulhanek and the Company dated April 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 1, 2000)*
10.16	Management Incentive Bonus Plan for 2000 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for fiscal quarter ended April 1, 2000)*
10.17	2001 Executive Incentive Plan*
10.18	Loan Agreement dated January 23, 2001 between the Company and Ray Lipkin and Unsecured Promissory Note dated January 26, 2001 in the amount of $500,000
13.1	Portions of 2000 Annual Report
21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Form 10-KSB for fiscal year ended December 31, 1994)
23.1	Consent of Independent Accountant
24.1	Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney (included on the signature page of this Form 10-KSB)

* Designates a management contract or compensatory plan or arrangement.