Form 10QSB
period 2001-03-31
DATAKEY INC
filed 2001-05-14
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒      QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-11447

DATAKEY, INC.
(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1291472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

407 WEST TRAVELERS TRAIL, BURNSVILLE, MN  55337

Issuer’s telephone number:  (612) 890-6850

Former name, former address and former fiscal year,
if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

          The number of shares outstanding of the issuer’s common equity, as of May 11, 2001, is 9,907,906.

          Transitional Small Business Disclosure Format (check One):

Yes ☒  No ☐

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
DATAKEY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,376,745	$1,532,558
Trade receivables, less allowance for doubtful accounts of $30,000 and 26,000
Inventories	971,081	513,846
Prepaid and other	49,452	113,176
Net assets of discontinued operations	1,437,730	1,561,999
Total current assets	8,381,485	4,710,599
OTHER ASSETS
Prepaid licenses and patents at cost less amortization of $762,313 and 698,517	445,795	498,961

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	63,188	63,188
Equipment	973,955	954,397
Furniture and fixtures	284,423	284,423
Leasehold improvements	224,488	224,488
	1,546,054	1,526,496
Less accumulated depreciation	(1,317,592)	(1,300,268)
	228,462	226,228
	$9,055,742	$5,435,788

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$505,703	$386,613
Accrued compensation	315,925	226,803
Accrued expenses-other	60,513	74,031
Deferred revenue	82,290	63,797
Net liabilities from discontinued operations	264,311	480,875
Total current liabilities	1,228,742	1,232,119

SHAREHOLDERS' EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 9,885,239 in 2001 and 8,269,173 in 2000	494,262	413,459
Additional paid-in capital	18,445,776	13,906,744
Accumulated deficit	(11,488,038)	(10,491,534)
	7,827,000	4,203,669

	$9,055,742	$5,435,788

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	April 1,
	2001	2000

Revenue	$1,296,638	$458,795
Cost of goods sold	608,518	290,734

Gross Profit	688,120	168,061

Operating expenses:
Research, development and engineering	600,157	451,393
Marketing and sales	876,738	350,198
General and administrative	210,422	154,234

Total operating expenses	1,687,317	955,825

Operating loss	(999,197)	(787,764)

Interest income	2,694	37,130

Loss from continuing operations before income taxes	(996,503)	(750,634)
Income tax expense	0	0

Net loss from continuing operations	($996,503)	($750,634)
Income from operations of discontinued segment	0	42,371
Income (loss) from disposal of discontinued segment	0	0
Net loss attributable to common stockholders	($996,503)	($708,263)

Basic and diluted loss per share	($0.11)	($0.10)

Weighted average number of common shares outstanding	9,065,798	7,304,433

See Notes to Consolidated Financial Statements

DATAKEY, INC.
 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended
	March 31,	April 1,
	2001	2000
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	($996,503)	($708,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,565	81,610
Amortization	60,538	55,551
Change in assets and liabilities (Increase) decrease:
Trade receivables	(676,033)	300,722
Inventories	(221,240)	(52,683)
Prepaid expenses and other	63,724	25,121
Prepaid license fees and patent	0	(4,988)
Increase (decrease) in:
Reserve for loss on discontinued operations	(57,161)	0
Accounts payable	(129,447)	(128,296)
Accrued expenses	126,069	39,753
Net cash used in operating activities	(1,748,488)	(391,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tooling and equipment	(27,160)	(65,416)
Net cash used in investing activities	(27,160)	(65,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	4,619,835	5,028,008
Net cash provided by financing activities	4,619,835	5,028,008
Increase(decrease) in cash and cash equivalents	2,844,187	4,571,119

CASH AND CASH EQUIVALENTS
Beginning	1,532,558	344,922
Ending	$4,376,745	$4,916,041

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of March 31, 2001, and December 31, 2000, and results of its operations and cash flows for the three-month periods ended March 31, 2001, and April 1, 2000.  The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2000 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2000.

OPERATING SEGMENTS

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

	Three Months Ended March 31, 2001

	EP	ISS	UNALLOCATED	TOTAL
Revenue	$1,071,630	$1,296,638		$2,368,268
Interest Income			2,694	2,694
Depreciation and amortization	45,286	96,817		142,103
Segment profit (loss)	*(57,161)	(999,197)	2,694	(1,053,664)

	Three Months Ended April 1, 2000

	EP	ISS	UNALLOCATED	TOTAL
Revenue	$1,314,582	$458,795		$1,773,377
Interest Income			37,130	37,130
Depreciation and amortization	54,200	82,961		137,161
Segment profit (loss)	42,371	(787,764)	37,130	(708,263)

*The segment loss from the EP segment during the period is not reflected in the Income Statement because the estimated loss from operations of and disposition of the segment was charged to earnings in 2000.

DISCONTINUED OPERATIONS

In February, 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment.  The plan anticipates the phase down of the operations through December 31, 2001, although it is possible the operations could be sold if a purchaser is found.  Some deliveries for orders received prior to December 31, 2001 are expected to take place through June 30, 2002.  The financial statements have been prepared as if the operation will be phased down.

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date.  The phase down of the segment is being accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented.  Net assets and liabilities of the EP segment as of March 31, 2001 and December 31, 2000 are as follows:

	Mar. 31, 2001	Dec. 31, 2000
Trade receivables	$616,857	$498,281
Inventories	1,691,493	1,927,488
Equipment and leasehold improvements	287,779	344,418
Patents	65,440	72,812
Reserve for discontinued operations	(1,223,839)	(1,281,000)
Net assets from discontinued operations	$1,437,730	$1,561,999
Accounts payable	$109,003	$357,540
Accrued expenses:
Compensation	155,308	90,165
Other	0	33,170
Net liabilities from discontinued operations	$264,311	$480,875

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DATAKEY, INC.
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

             REVENUE – Revenue for the three-month period ended March 31, 2001, increased by $838,000, or 183 percent, as compared to the same period in 2000.  The significant increase in revenue is due to increased acceptance of the Company’s information security product offering.  Management believes that revenue in 2001 will continue to improve on a quarter to quarter basis as compared to 2000 and will likely result in annual revenue that is at least double that of 2000.

             GROSS PROFIT MARGIN – Gross profit as a percentage of revenue increased to 53 percent in the three-month period ended March 31, 2001, from 37 percent in the three-month period ended April 1, 2000.  The increase in gross profit percentage is primarily due to favorable product pricing during the quarter.  Although the Company does not expect to always obtain product pricing as favorable as was obtained in the first quarter, management expects the gross margin percentage to continue to be favorable as compared to 2000 due to increased revenue and technology licensing fees.

             OPERATING EXPENSES – Operating expenses increased by $731,000, or 77 percent, due to redistribution of marketing and general and administrative expenses that were previously shared with our discontinued operation, expenses related to opening and staffing a European office and two additional US sales offices, increases in product promotion expense, increases in staffing for software development and technical support and increases in commission on the significant increase in revenue.   Operating expenses are expected to increase gradually for the balance of the year as compared to the first quarter.

             INTEREST INCOME – Interest income, net of interest expense, decreased to $2,694 in the three-month period as the balance of interest bearing accounts was lower than in the prior year and because the Company borrowed $500,000 from a major shareholder during the quarter as interim working capital as it was arranging a private placement of common stock.   Interest income is expected to increase over the balance of the year as a portion of the proceeds of the February 2001 private placement of common stock are invested in an interest bearing money market account.

RESULTS OF OPERATIONS
DISCONTINUED OPERATIONS

REVENUE - Revenue from discontinued operations in the three months ended March 31, 2001 declined $243,000 or 19 percent from the comparable period in 2000.  Revenue for the balance of 2001  is expected to be comparable to the first quarter as the Company has scaled back the operations of the EP business segment as it looks for a buyer of the business.

GROSS MARGIN - Gross margin from discontinued operations in the three months ended March 31, 2001 declined $161,000 or 31 percent from the comparable period in 2000 due, primarily to lower revenue.  Gross margin for the balance of 2001 is expected to be comparable to the first quarter.

OPERATING EXPENSES - Operating expenses from discontinued operations in the three months ended March 31, 2001 declined $61,000 or 13 percent from the comparable period in 2000 as the Company reduced staff and scaled back operations to conserve cash while looking for a buyer for the business segment.  Expenses for the balance of 2001 are expected to be comparable with the first quarter.

OPERATING LOSS - Discontinued operations reflected a loss of $57,161 during the quarter compared to a profit of $42,371 in the first quarter of 2000, primarily as a result of the reduced revenue.  This segment loss did not affect reported net loss as the Company provided a loss for operation of and disposition of the discontinued business segment in 2000.  The results for the balance of 2001 are expected to improve as the Company realizes the full quarterly effect of staff reduction taken in February 2001.

             FINANCIAL CONDITION – The Company experienced an increase in cash and cash equivalents of $2,844,000 in the three-month period as a result of the successful private placement of $4,620,000 (net of fees and expenses) of common stock in February 2001 offset by $1,748,000 cash used in operations.  The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

             Datakey’s balance sheet reflects $7,153,000 in working capital as of March 31, 2001 and a current assets to current liabilities ratio of 6.82 to 1.  The Company believes that its current cash and cash equivalents in addition to its $1 million bank line of credit, which it expects to renew in May 2001, will provide sufficient funding for at least the balance of 2001.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements relating to the growing acceptance of the Company’s information security products, the implication that the information security product revenue will continue to increase significantly, that increased ISS product sales revenue and technology licensing revenue will contribute significantly to gross margin, that the Company will be able to fund its operations for at least the balance of 2001 and that the Company may find a buyer for its EP segment.  These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected.

These risks and uncertainties include: (i) that market acceptance and demand for the Company’s information security products may not increase at the rate expected or may decrease due to competitive or other general market conditions; (ii) that the expected success of current pilot programs and customer demand to convert to production programs may not materialize; (iii) the introduction of competitive information security products; (iv) that the Company may not be successful in developing significant licensing arrangements to positively impact gross margin, (v) that the Company may not be able to grow the ISS business unit fast enough to warrant the substantial product development, sales and marketing expenditures which may cause the Company to seek additional capital sooner than expected, (vi) the ability of the Company to attain profitability and positive cash flows by significantly increasing ISS product revenues while controlling expenses, (vii) the ability of the Company to locate and successfully negotiate with a potential buyer for the EP business segment; and (viii) recent fluctuations in the stock market and general market conditions.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On February 20, 2001, the Company sold 1,600,000 common shares and warrants to purchase an additional 1,680,268 common shares in connection with a private placement.  For exemption from registration the Company relied upon Section 4(6) of the Securities Act and Rule 506 of Regulation D for such issuances.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None.

(b)        Reports on Form 8-K

A Form 8-K dated February 20, 2001 was filed announcing (i) completion of the Company’s $4,800,000 financing; (ii) the Company’s strategic focus on its Information Security business and related divestiture of its Electronic Products (EP) business; as well as (iii) financial results for the fourth quarter and year ended December 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 11, 2001	Datakey, Inc.
	By:	/s/Carl P. Boecher
Carl P. Boecher
President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/Alan G. Shuler
Alan G. Shuler
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)