Form 10QSB
period 2001-06-30
DATAKEY INC
filed 2001-08-13
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number 0-11447

DATAKEY, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1291472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

407 WEST TRAVELERS TRAIL, BURNSVILLE, MN 55337

Issuer’s telephone number: (952) 890-6850

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                             Yes   ☒     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s common equity, as of August 10, 2001, is 9,918,273.

Transitional Small Business Disclosure Format (check One):

                                                                                             Yes   ☐     No   ☒

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DATAKEY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,601,397	$1,532,558
Trade receivables, less allowance for doubtful accounts of $30,000 and $26,000	958,546	989,020
Inventories	1,943,940	513,846
Prepaid expenses and other	68,030	113,176
Net assets of discontinued operations	1,093,947	1,561,999

Total current assets	7,665,860	4,710,599

OTHER ASSETS
Prepaid licenses and patents at cost less amortization of $845,725 and $698,517	362,382	498,961

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	23,650	63,188
Equipment	621,816	954,397
Furniture and fixtures	164,623	284,423
Leasehold improvements	137,496	224,488

	947,585	1,526,496
Less accumulated depreciation	(746,145)	(1,300,268)

	201,440	226,228

	$8,229,682	$5,435,788

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$718,564	$386,613
Accrued compensation	250,673	226,803
Accrued expenses-other	58,953	74,031
Deferred revenue	124,465	63,797
Net liabilities from discontinued operations	195,431	480,875

Total current liabilities	1,348,086	1,232,119

SHAREHOLDERS' EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 9,918,273 in 2001 and 8,269,173 in 2000	495,913	413,459
Additional paid-in capital	18,432,802	13,906,744
Accumulated deficit	(12,422,119)	(10,491,534)

	6,881,596	4,203,669

	$8,229,682	$5,435,788

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Revenue	$1,054,909	$939,512	$2,351,547	$1,398,307
Cost of goods sold	433,512	484,345	1,042,030	775,079

Gross Profit	621,397	455,167	1,309,517	623,228

Operating expenses:
Research, development and engineering	579,520	418,221	1,179,677	869,614
Marketing and sales	820,096	561,014	1,696,834	911,212
General and administrative	193,345	189,361	403,767	343,595

Total operating expenses	1,592,961	1,168,596	3,280,278	2,124,421

Operating loss	(971,564)	(713,429)	(1,970,761)	(1,501,193)

Interest income	37,482	60,727	40,176	97,857

Loss from continuing operations before income taxes	(934,082)	(652,702)	(1,930,585)	(1,403,336)
Income tax expense	0	0	0	0

Net loss from continuing operations	$(934,082)	$(652,702)	$(1,930,585)	$(1,403,336)

Loss from operations of discontinued segment	0	(72,320)	0	(29,949)
Income (loss) from disposal of discontinued segment	0	0	0	0
Net loss attributable to common stockholders	$(934,082)	$(725,022)	$(1,930,585)	$(1,433,285)

Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.20)	$(0.19)

Weighted average number ofcommon shares outstanding	9,902,730	8,110,533	9,486,576	7,705,281

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(934,082)	$(725,022)	$(1,930,585)	$(1,433,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,503	100,154	159,198	181,764
Amortization	90,899	99,220	151,437	154,771
Change in assets and liabilities
(Increase) decrease:
Trade receivables	546,012	(468,737)	(130,021)	(168,015)
Inventories	(806,026)	(521,858)	(1,027,266)	(574,541)
Prepaid expenses and other	(36,630)	(90,752)	27,094	(65,631)
Prepaid license fees and patent	(1,156)	(2,167)	(1,156)	(7,155)
Increase (decrease) in:
Reserve for loss on discontinued operations	167,309	0	110,148	0
Accounts payable	180,539	(36,548)	51,092	(164,844)
Accrued expenses	(61,195)	17,448	64,874	57,201

Net cash used in operating activities	(763,827)	(1,628,262)	(2,525,185)	(2,019,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of tooling and equipment	(198)	(10,564)	(14,488)	(75,980)

Net cash used in
investing activities	(198)	(10,564)	(14,488)	(75,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	(11,323)	238,993	4,608,512	5,267,001

Net cash provided by financing activities	(11,323)	238,993	4,608,512	5,267,001

Increase(decrease) in cash and cash equivalents	(775,348)	(1,399,833	2,068,839	3,171,286

CASH AND CASH EQUIVALENTS
Beginning	4,376,745	4,916,041	1,532,558	344,922

Ending	$3,601,397	$3,516,208	$3,601,397	$3,516,208

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

GENERAL
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of June 30, 2001, and December 31, 2000, and results of its operations and cash flows for the three-month and six-month periods ended June 30, 2001, and July 1, 2000.  The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2000 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2000.

ACCOUNTING STANDARDS NOT YET ISSUED
In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its consolidated financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

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

	Three Months Ended June 30, 2001				Six Months Ended June 30, 2001

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED	TOTAL

Revenue	$1,049,382	$1,054,909	$–	$2,104,291	$2,121,012	$2,351,547	$–	$4,472,559
Interest income (expense)	–	–	37,482	67,482	–	–	40,176	40,176
Depreciation and amortization	61,527	119,480	–	181,007	106,812	213,570	–	320,382
Segment profit (loss)	*167,309	(971,564)	37,482	(766,773)	*110,148	(1,970,761)	40,176	(1,820,437)

	Three Months Ended July 1, 2000				Six Months Ended July 1, 2000

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED	TOTAL

Revenue	$897,188	$939,512	$–	$1,836700	$2,211,770	$1,398,307	$–	$3,610,077
Interest income(expense)	–	–	60,727	60,727	–	–	97,857	97,857
Depreciation and amortization	72,303	127,071	–	199,374	126,503	210,032	–	336,535
Segment profit (loss)	(72,320)	(713,429)	60,727	(725,022)	(29,949)	(1,501,193)	97,857	(1,433,285)

*The segment profit from the EP segment during the periods is not reflected in the Income Statement because the estimated loss from operations and disposition of the segment was charged to earnings in 2000.

DISCONTINUED OPERATIONS
In February, 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment.  The plan anticipated the phase down of the operations through December 31, 2001, although it was possible the operations could be sold if a purchaser was found.  The financial statements have been prepared as if the operation will be phased down.  (See Subsequent Events).

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date.  The phase down of the segment is being accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented.  Net assets and liabilities of the EP segment as of June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	Dec. 31, 2000

Trade receivables	$658,776	$498,281
Inventories	1,524,660	1,927,488
Equipment and leasehold improvements	224,497	344,418
Patents and prepaid expense	77,162	72,812
Reserve for discontinued operations	(1,391,148)	(1,281,000)

Net assets from discontinued operations	$1,093,947	$1,561,999

Accounts payable	$76,681	$357,540
Accrued expenses:
Compensation	87,113	90,165
Other	31,637	33,170

Net liabilities from discontinued operations	$195,431	$480,875

SUBSEQUENT EVENTS
On August 3, 2001 the Company completed the sale of the EP business segment fixed assets, inventory, patents and prepaid expense along with customer lists, assignment of certain customer contracts and all intellectual property required to operate the EP business segment.  The Company retained certain customer contracts, and all EP accounts receivable, accounts payable and accrued expense as of July 31, 2001.  The Company received $550,000 in cash on the date of closing, will realize the cash difference between accounts receivable and accounts payable and accrued expense and profit on the customer contracts retained.  In addition, the Company subleased for 35 months, the remaining term under the Company’s lease, the former EP space to the buyer.  Due to the nature of the transaction the final accounting is not complete but the Company does not anticipate a significant gain or loss on the disposition of the EP business segment beyond that which was already recorded in 2000.  The reserve for discontinued operations is, therefore, not being adjusted at this time.  Estimated net cash to the Company from this sale is approximately $1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DATAKEY, INC.
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

             REVENUE – ISS revenue for the three and six-month periods ended June 30, 2001, increased by $115,000, or 12 percent, and $953,000, or 68 percent, respectively as compared to the same periods in 2000.  The significant increase in revenue is primarily due to increased acceptance of the Company’s information security product offering.  Management believes that revenue in 2001 will continue to improve as compared to 2000 and will likely result in annual revenue that is significantly higher than that of 2000.

             GROSS PROFIT MARGIN – Gross profit as a percentage of revenue increased to 59 percent in the three-month period ended June 30, 2001, from 48 percent in the three-month period ended July 1, 2000, and increased to 56 percent from 45 percent in the six-month period.  The increase in gross profit percentage is primarily due to favorable product pricing during the three and six-month periods.  Although the Company does not expect to always obtain product pricing as favorable as that obtained in the first half of 2001, management expects the gross margin percentage to continue to be favorable as compared to 2000 due to increased revenue and technology licensing fees.

             OPERATING EXPENSES – Operating expenses increased by $424,000, or 36 percent in the three-month period ended June 30, 2001 and $1,156,000, or 54 percent, in the six-month period ended June 30, 2001, due to redistribution of marketing and general and administrative expenses that were previously shared with our discontinued operation, expenses related to opening and staffing a European office and two additional US sales offices, increases in product promotion expense, increases in staffing for software development and technical support and increases in commissions on the significant increase in revenue.  Operating expenses are expected to increase gradually for the balance of the year as compared to the first half.

             INTEREST INCOME – Interest income, net of interest expense, decreased to $37,000 in the three-month period and to 40,000 in the six-month period reflecting a lower balance in interest bearing accounts than in the 2000.  The Company also borrowed $500,000 from a major shareholder during the first quarter as interim working capital as it pursued a private placement of common stock.   Interest income is expected to decrease over the balance of the year due to a decline interest rates.

RESULTS OF OPERATIONS
DISCONTINUED OPERATIONS
(Also See Subsequent Events)

REVENUE
Revenue from discontinued operations in the three months ended June 30, 2001 increased $152,000, or 19 percent, and decreased $91,000, or 4 percent, in the six month-period as compared to the same periods in 2000 as the Company experienced volatility in the customer orders from the EP segment.

GROSS MARGIN
Gross margin from discontinued operations in the three months ended June 30, 2001 declined $76,000 or 16 percent from the comparable period in 2000 and decreased 237,000 in the six-month period due, in part, to lower revenue and due to unfavorable product pricing in the current periods.

OPERATING EXPENSES
Operating expenses from discontinued operations in the three-month period ended June 30, 2001 declined $316,000 or 57 percent from the comparable period in 2000 and declined 377,000 or 37 percent in the six-month period as the Company reduced staff and scaled back operations to conserve cash while looking for a buyer for the business segment.

OPERATING INCOME AND LOSS
Discontinued operations reflected a profit of $167,000 during the quarter compared to a loss of $72,000 in the second quarter of 2000 and a profit of $110,000 in the six-month period compared to a loss of $30,000 in the prior year, primarily as a result of the substantial reduction of operating expenses.  This current year segment profit did not affect reported net loss as the Company provided a loss for operation of and disposition of the discontinued business segment in 2000.

FINANCIAL CONDITION – The Company experienced a decrease in cash and cash equivalents of $775,000 in the three-month period ended June 30, 2001 as a result of the operating loss, and experienced an increase of $2,069,000 in the six-month period as a result of the successful private placement in the first quarter that raised $4,600,000, offset by the operating loss and increases in inventory and receivables.  The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

             Datakey’s balance sheet reflects $6,318,000 in working capital as of June 30, 2001 and a current assets to current liabilities ratio of 5.69 to 1.  The Company believes that its current cash and cash equivalents in addition to its $1 million bank line of credit will provide sufficient funding for at least the balance of 2001.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements relating to the growing acceptance of the Company’s information security products, the implication that the information security product revenue will continue to improve, that gross margins will continue to be favorable, and that the Company will be able to fund its operations for at least the balance of 2001.  These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected.

These risks and uncertainties include: (i) that market acceptance and demand for the Company’s information security products may not increase at the rate expected or may decrease due to competitive or other general market conditions; (ii) that the $2.8 million in shipments in ISS products to the Canadian DND pursuant to an order obtained in June 2001 actually occur as projected; (iii) that the Company may not be able to obtain favorable pricing; (iv) the introduction of competitive information security products, (v) that the Company may not be successful in continuing to develop significant licensing arrangements to positively impact gross margin, (vi) the ability of the Company to attain profitability and positive cash flows by significantly increasing ISS product revenues while controlling expenses; and (vii) recent fluctuations in the stock market and general market conditions.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company held its Annual Meeting on Wednesday, May 31, 2001.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement, and all nominees were elected.

By 7,200,115 votes in favor, with 57,190 votes opposed, and 22,852 votes abstaining, the shareholders set the number of directors to be elected at five (5).

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:

NOMINEE	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
Terrence W. Glarner	7,051,051	229,106
Thomas R. King	6,545,467	734,690
Gary R. Holland	7,050,801	229,356
Eugene W. Courtney	7,055,551	224,606
Carl P. Boecher	6,956,066	324,091

The shareholders approved, by a vote of 3,380,497 shares in favor, with 171,132 against, 25,052 abstaining, and 3,703,476 broker non-votes, a proposal to approve the amended and restated Bylaws to  provide for a staggered election of directors, to revise procedures for the conduct of shareholder meeting and procedures for shareholder proposals and the incorporate certain other changes.

The shareholders approved, by a vote of 6,261,560 in favor, with 997,917 against and 20,650 abstaining, an increase in the shares under the 1997 Stock Option Plan from 1,100,000 to 1,400,000

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company for the fiscal year ending December 31, 2001, by 7,259,936 votes in favor, 10,691 opposing and 9,530 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001; however, the Company did file a form 8-K dated August 3, 2001 to report the sale of its Electronic Products Business.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2001	Datakey, Inc.

	By:	/s/Carl P. Boecher

Carl P. Boecher
President & Chief Executive
Officer
(Principal Executive Officer)

	By:	/s/Alan G. Shuler

Alan G. Shuler
Vice President & Chief Financial
Officer
(Principal Financial and
Accounting Officer)