Form 10QSB
period 2001-09-29
DATAKEY INC
filed 2001-11-13
CIK 704914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒     QUARTERY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

Commission File Number 0-11447

DATAKEY, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1291472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 WEST TRAVELERS TRAIL, BURNSVILLE, MN 55337

Issuer’s telephone number:  (952) 890-6850

(Former name, former address and former fiscal year,

if changed since last report)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

                The number of shares outstanding of the issuer’s common equity, as of November 9, 2001, is 9,960,728.

                Transitional Small Business Disclosure Format (check One):

                                                                                                Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS DATAKEY, INC. BALANCE SHEETS

	September 29,	December 31,
	2001	2000
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,184,287	$1,532,558
Trade receivables, less allowance for doubtful accounts of $28,000 and $26,000	2,495,342	989,020
Inventories	1,093,656	513,846
Prepaid expenses and other	66,909	113,176
Net assets of discontinued operations	111,858	1,561,999
Total current assets	6,952,052	4,710,599

OTHER ASSETS
Prepaid licenses and patents at cost less amortization of $709,999 and $487,909	316,065	498,961

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	23,650	63,188
Equipment	676,656	954,397
Furniture and fixtures	164,623	284,423
Leasehold improvements	300,825	224,488
	1,165,754	1,526,496
Less accumulated depreciation	(772,037)	(1,300,268)
	393,717	226,228

	$7,661,834	$5,435,788

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$597,810	$386,613
Accrued compensation	386,502	226,803
Accrued expenses-other	218,098	74,031
Deferred revenue	268,937	63,797
Net liabilities from discontinued operations	0	480,875
Total current liabilities	1,471,347	1,232,119

SHAREHOLDERS' EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 9,918,273 in 2001 and 8,269,173 in 2000	495,913	413,459
Additional paid-in capital	18,432,802	13,906,744
Accumulated deficit	(13,113,228)	(10,491,534)
	6,190,487	4,203,669

	$7,661,834	$5,435,788

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Revenue	$2,714,470	$842,544	$5,066,017	$2,240,851
Cost of goods sold	1,191,933	555,632	2,233,963	1,330,711

Gross Profit	1,522,537	286,912	2,832,054	910,140

Operating expenses:
Research, development and engineering	552,119	530,155	1,731,796	1,399,769
Marketing and sales	932,979	634,040	2,629,813	1,545,252
General and administrative	223,554	173,846	627,421	517,441

Total operating expenses	1,708,652	1,338,041	4,989,030	3,462,462

Operating loss	(186,115)	(1,051,129)	(2,156,976)	(2,552,322)

Interest income	23,437	39,915	63,613	137,772

Loss from continuing operations before income taxes	(162,678)	(1,011,214)	(2,093,363)	(2,414,550)

Income tax expense	0	0	0	0

Net loss from continuing operations	$(162,678)	$(1,011,214)	$(2,093,363)	$(2,414,550)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.12)	$(0.22)	$(0.31)

Loss from operations of discontinued segment	0	(334,463)	0	(364,412)
Loss from disposal of discontinued segment	(528,000)	0	(528,000)	0
Net loss attributable to common stockholders	$(690,678)	$(1,345,677)	$(2,621,363)	$(2,778,962)

Basic and diluted loss per share	$(0.07)	$(0.16)	$(0.27)	$(0.35)

Weighted average number of common shares outstanding	9,918,273	8,229,178	9,631,004	7,879,276

See Notes to Financial Statements

DATAKEY, INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000
CASH FLOWS FROMOPERATING ACTIVITIES
Net loss	$(690,678)	$(1,345,677)	$(2,621,363)	$(2,778,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business unit net of changes in net assets of discontinued operations	(114,829)	0	(4,681)	0
Depreciation	37,557	75,854	196,755	257,618
Amortization	80,285	75,525	241,465	230,296
Change in assets and liabilities
(Increase) decrease in assets net of effect of sale of business unit:
Trade receivables	(989,878)	186,689	(1,119,899)	18,674
Inventories	850,284	(300,116)	(176,982)	(874,657)
Prepaid expenses and other	19,173	44,780	46,267	(20,851)
Prepaid license fees and patent	(52,020)	(246,533)	(62,919)	(253,688)
Increase (decrease) in:
Accounts payable	(197,435)	169,104	(146,343)	4,260
Accrued expenses	320,266	279,696	385,240	336,897

Net cash used in operating activities	(737,275)	(1,060,678)	(3,262,460)	(3,080,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of discontinued business unit	550,000	0	550,000	0
Purchase of equipment and leasehold improvements	(229,835)	(15,411)	(244,323)	(91,391)

Net cash provided from (used in) investing activities	320,165	(15,411)	305,677	(91,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	0	223,302	4,608,512	5,490,308
Net cash provided by financing activities	0	223,302	4,608,512	5,490,308

Increase (decrease) in cash and cash equivalents	(417,110)	(852,787)	1,651,729	2,318,499

CASH AND CASH EQUIVALENTS
Beginning	3,601,397	3,516,208	1,532,558	344,922
Ending	$3,184,287	$2,663,421	$3,184,287	$2,663,421

See Notes to Financial Statements

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of September 29, 2001, and December 31, 2000, and results of its operations and cash flows for the three-month and nine-month periods ended September 29, 2001, and September 30, 2000.  The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2000 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2000.

ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2001, the Financial Accounting Standards Board (FASB) issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its consolidated financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.

In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements. In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

OPERATING SEGMENTS

Through July 31, 2001, the Company had two reportable segments: Electronic Products (EP) and Information Security Solutions (ISS).  The Electronic Products segment produced and marketed proprietary memory keys, cards, and custom-shaped tokens and systems that utilize these products that serve as a convenient way to carry electronic information.  The assets related to the ongoing business of the EP business segment were sold in August 2001.  The Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  There are no intersegment transactions.  The Company evaluates performance based on operating earnings of the respective segments.

Three Months Ended September 29, 2001

Nine Months Ended September 29, 2001

EP

ISS

UNALLOCATED

TOTAL

EP

ISS

UNALLOCATED

TOTAL

Revenue	$247,119	$2,714,470	$–	$2,961,590	$2,368,132	$5,066,017	$–	$7,434,149
Interest income (expense)	–	–	23,437	23,437	–	–	63,613	63,613
Depreciation and amortization	5,403	112,439	–	117,842	139,927	298,293	–	438,220
Segment profit (loss)	*(642,829)	(186,003)	23,437	(766,773)	*(532,681)	(1,970,761)	63,613	(2,439,829)

Three Months Ended September 30, 2000

Nine Months Ended September 30, 2000

EP

ISS

UNALLOCATED

TOTAL

EP

ISS

UNALLOCATED

TOTAL

Revenue	$773,548	$842,544	$–	$1,616,092	$2,985,318	$2,240,851	$–	$5,226,169
Interest income(expense)	–	–	39,915	39,915	–	–	137,772	137,772
Depreciation and amortization	50,129	101,250	–	151,379	176,602	311,312	–	487,914
Segment profit (loss)	(334,463)	(1,051,129)	39,915	(725,022)	(364,412)	(2,552,322)	137,772	(2,778,962)

*The segment profit from the EP segment during the periods is not reflected in the Income Statement because the estimated loss from operations and disposition of the segment was charged to earnings in 2000.

DISCONTINUED OPERATIONS

In February, 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment.  The plan anticipated the phase down of the operations through December 31, 2001, although it was possible the operations could be sold if a purchaser was found.  (See Sale of Discontinued Business Segment).

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date.  The phase down of the segment is being accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented.  Net assets and liabilities of the EP segment as of September 29, 2001 and December 31, 2000 are as follows:

	Sept. 29, 2001	Dec. 31, 2000
Trade receivables	$111,858	$498,281
Inventories	0	1,927,488
Equipment and leasehold improvements	0	344,418
Patents and prepaid expense	0	72,812
Reserve for discontinued operations	0	(1,281,000)
Net assets from discontinued operations	$111,858	$1,561,999

Accounts payable	$0	$357,540
Accrued expenses:
Compensation	0	90,165
Other	0	33,170
Net liabilities from discontinued operations	$0	$480,875

SALE OF DISCONTINUED BUSINESS SEGMENT

On August 3, 2001 the Company completed the sale of the EP business segment fixed assets, inventory, patents and prepaid expense along with customer lists, assignment of certain customer contracts and all intellectual property required to operate the EP business segment.  The Company retained certain customer contracts, and all EP accounts receivable, accounts payable and accrued expense as of July 31, 2001.  The Company received $550,000 in cash on the date of closing, will record the cash difference between accounts receivable and accounts payable and accrued expense and profit on the customer contracts retained when realized.  Due to the nature of the transaction the final accounting is not complete but the Company recorded a loss of $528,000 from the disposal of discontinued operations because the loss on disposal of the selected assets and the loss from discontinued operations exceeded the $1,281,000 reserve that was established for these losses in 2000.  This loss is computed as follows:

Cash received upon sale of certain assets	$550,000
Book value of assets sold	(1,826,000)
Loss on disposal of assets	(1,276,000)
Year-to-date loss from discontinued operations	(533,000)
Total loss	(1,809,000)
Loss reserve established in 2000	(1,281,000)
Additional loss for disposition of segment provided during the third quarter	$(528,000)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DATAKEY, INC.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

ISS revenue for the three and nine-month periods ended September 29, 2001, increased by $1,871,000, or 222 percent, and $2,825,000, or 126 percent, respectively as compared to the same periods in 2000.  The significant increase in revenue is primarily due to the shipment of a significant portion of the $2,800,000 Canadian DND order.  Management believes that revenue in the fourth quarter of 2001 will exceed fourth quarter revenue in 2000.

GROSS PROFIT MARGIN

Gross profit as a percentage of revenue increased to 56 percent in the three-month period ended September 29, 2001, from 34 percent in the three-month period ended September 30, 2000, and increased to 56 percent from 41 percent in the nine-month period.  The increase in gross profit percentage is primarily due to favorable product pricing during the three and nine-month periods as well as substantial reductions in material costs during the year.  Although the Company does not expect to always obtain product pricing as favorable as that obtained in the first nine months of 2001, management expects the gross margin percentage to continue to be favorable as compared to 2000 because of anticipated increases in revenue and reductions in material costs.

OPERATING EXPENSES

Operating expenses increased by $371,000, or 28 percent, in the three-month period ended September 29, 2001 and $1,527,000, or 44 percent, in the nine-month period ended September 29, 2001, due to redistribution of marketing and general and administrative expenses that were previously shared with our discontinued operation, expenses related to opening and staffing a European office and two additional US sales offices, increases in product promotion expense, increases in staffing for software development and technical support and increases in commissions related to the increased revenue.  Operating expenses in the fourth quarter are expected to remain relatively flat compared to the third quarter.

INTEREST INCOME

Interest income, net of interest expense, decreased to $23,000 in the three-month period and to $64,000 in the nine-month period reflecting a lower balance in interest bearing accounts than in the 2000 and a lower rate of interest.  The Company also borrowed and repaid $500,000 from a major shareholder during the first quarter of 2001 for interim working capital as it pursued a private placement of common stock.   Interest income is expected to decrease over the balance of the year primarily due to declining interest rates.

RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

(Also See Sale of Discontinued Business Segment in Notes to Financial Statements)

REVENUE

Revenue from discontinued operations in the three months ended September 29, 2001 decreased $526,000, or 68 percent, and decreased $617,000, or 21 percent, in the nine month-period as compared to the same periods in 2000 as the discontinued business segment was being wound down in preparation for sale.

GROSS MARGIN

Gross margin from discontinued operations in the three-month and nine-month periods ended September 29, 2001 declined $567,000 and $805,000, respectively, from the comparable periods in 2000 as a result of lower revenues during the wind down of the discontinued business segment.

OPERATING EXPENSES

Operating expenses from discontinued operations in the three-month period ended September 29, 2001 declined $347,000, or 57 percent, from the comparable period in 2000 and declined $724,000, or 44 percent, in the nine-month period as the Company reduced staff and scaled back operations to conserve cash while looking for a buyer for the discontinued business segment.  In addition, expenses in 2001 were covered only through August 3, 2001 as the buyer of the assets of the discontinued business segment assumed operating expenses from that point forward.

OPERATING INCOME AND LOSS

Discontinued operations reflected a loss of $643,000 during the quarter, compared to a loss of $334,000 in the third quarter of 2000, and a loss of $532,000 in the nine-month period, compared to a loss of $364,000 in the prior year, primarily as a result of a substantial reduction in revenue offset, in part, by the reduction of operating expenses.  An additional loss of $528,000 was recorded during the current quarter as the cumulative losses from operations and disposition of assets exceeded the loss reserve.  (See Sale of Discontinued Business Segment in Notes to Financial Statements).

LIQUIDITY AND FINANCIAL CONDITION

The Company experienced a decrease in cash and cash equivalents of $417,000 in the three-month period ended September 29, 2001 as a result of the operating loss, and experienced an increase of $1,651,000 in the nine-month period as a result of a successful private placement in the first quarter that raised $4,600,000 which offset the operating loss and increases in inventory and receivables.  The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

Datakey’s balance sheet reflects $5,481,000 in working capital as of September 29, 2001 and a current assets to current liabilities ratio of 4.72 to 1.  The Company believes that its current cash and cash equivalents in addition to its $1 million bank line of credit will provide sufficient funding for at least the next twelve months.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements relating to the implication that the information security product revenue will continue to improve, that fourth quarter revenue in 2001 will exceed fourth quarter revenue in 2000, that gross margins will continue to be favorable, and that the Company will be able to fund its operations for at least twelve months.  These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected.

These risks and uncertainties include: (i) that market acceptance and demand for the Company’s information security products may not increase at the rate expected or may decrease due to economic, competitive or other market conditions; (ii) that the Company may not be able to obtain continued favorable pricing for its ISS products; (iii) the introduction of competitive information security products, (iv) the ability of the Company to attain profitability and positive cash flows by significantly increasing ISS product revenues while controlling expenses; and (v) the uncertain market conditions created by the current economic downturn.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K

The Company filed a Form 8-K dated August 3, 2001 to report the sale of its Electronic Products Business.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2001	Datakey, Inc.

	By:	/s/Alan G. Shuler
Alan G. Shuler
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)