Form 10KSB
period 2001-12-31
DATAKEY INC
filed 2002-03-26
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Commission file No. 0-11447

DATAKEY, INC.
(Name of small business issuer in its charter)

MINNESOTA (State of incorporation or organization)	41-1291472 (I.R.S. Employer Identification No.)

407 West Travelers Trail, Burnsville, Minnesota 55337
(Address of principal executive offices)

Issuer’s telephone number, including area code:	(952) 890-6850
Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.05 per share (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. YES NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $10,240,000, which represents $7,815,000 for continuing operations and $2,425,000 for discontinued operations.

The aggregate market value of the voting stock (Common Stock) held by non-affiliates was approximately $43,867,942 based upon the closing sale price of the Issuer’s Common Stock on March 19, 2002.

As of March 19, 2002, there were 10,082,750 shares of the Issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer’s Annual Report to Shareholders for the year ended December 31, 2001 (the “2001 Annual Report”). Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2002 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10 and 11 of Part III.

     Transitional Small Business Disclosure Format (check one) YES NO

PART I
PART II
PART III
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
2002 Executive Incentive Plan
Portions of 2001 Annual Report
Consent of Independent Accountant

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Datakey, Inc. was incorporated under the laws of the State of Minnesota in 1976 under the name “The Systems Group, Inc.” In 1980, we changed our name to Datakey, Inc. Through July 2001, Datakey operated two business segments. Our Information Security Solutions (ISS) business segment provides products and systems for information security markets that enable user authentication, secure data exchange and information validation. Our Electronic Products (EP) business segment, the assets of which were sold in August 2001, provided OEM products, consisting of proprietary memory keys, cards and other custom shaped tokens that serve as a convenient way to carry electronic information and are packaged to survive in rugged environments. As is explained further in this report, the EP segment is reflected as discontinued operations in the financial statements contained in this report.

     From 1976 to 1995, Datakey was primarily a supplier of electronic memory keys and custom tokens used for data storage in a variety of small niche applications. This business segment is known today as Electronic Products. EP’s first portable memory products, consisting of an electronic key and support electronics, were introduced in 1981 for applications requiring convenient storage, transportation and management of information. EP’s current products utilize semiconductor technology to provide a storage device more versatile and rugged than conventional portable information products. EP’s current product line of portable memory devices and associated interface products provide up to 16,384,000 bits of data storage which are used as OEM devices in a wide range of applications including communications security, computer security, facility security, vending and process control. EP developed a line of Cashless Vending and Access Control products which we first introduced in 2000.

     In 1996, Datakey made a strategic decision to utilize its public key cryptographic smart card and reader technology founded in 1991 to provide information systems that allow secure use of intranets, extranets and the Internet for business-to-business electronic commerce—a market with explosive growth potential. In September 1997 we introduced a family of systems under the SignaSURE® trademark using smart cards or smart keys that provide advanced information security utilizing public key digital signatures and encryption. These systems incorporate both hardware and software to provide a higher level of security than is available from software only solutions.

     On February 22, 2001, we announced our intention to strategically focus our business on opportunities for the ISS business, and our plan to phase down or divest our EP business. On August 3, 2001, Datakey, Inc. completed the sale of certain operating assets of its EP business segment pursuant to an Asset Acquisition Agreement dated August 3, 2001 between Datakey and Datakey Electronics, Inc., an Ohio corporation, f/k/a Jennings Acquisition, Inc. (“Buyer”).

     In the sale of assets transaction, Datakey sold certain EP assets, including inventory, fixed assets, patents and certain other intellectual property required to operate the EP business segment, as well as computer systems and certain customer contracts relating to the EP business. Datakey retained all the EP accounts receivable and certain key customer contracts that are expected to ship during 2002. In exchange for the sale of such assets, Datakey received cash in the amount of $550,000, and Datakey subleased the former EP space to Buyer for 35 months, the remaining term under the Company’s lease. In connection with such sublease, Datakey agreed to make certain improvements to the EP Space to allow Buyer to operate the EP Business separate from the operations of Datakey.

     Datakey is located at 407 West Travelers Trail in Burnsville, Minnesota, a suburb of Minneapolis. We also maintain regional sales offices in the metropolitan areas of New York City, Washington, D.C., London, England and Frankfurt, Germany that support the information security business.

Product and Service Description

ISS business segment (CONTINUING OPERATIONS):

For the past six years, Datakey has been developing “token-based” (smart card and other smart token) products that provide advanced information security solutions for the problems of organizations, worldwide. The first of a family of products was introduced in September 1997 and additional versions have been released on a regular basis. In addition to the current versions, we expect to launch new versions of information security products in 2002 and beyond.

Information Security Product Components:

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

Information Security Product Family:

Datakey CIP (Cryptographic Interface Provider). Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software. Password-based security, however, is insufficient for public networks with connections, such as extranets and the Internet, outside of the organization. Datakey’s CIP allows enterprise users to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme—something that is owned (a hardware token) and something that is known (a password to activate the token)—for a much stronger level of security than password-based software solutions. CIP provides token add-ons to Cryptoki (PKCS-11) standard information security interface applications and for applications that incorporate Microsoft’s CryptoAPI (CAPI). It offers “load, plug and play” convenience for strong information security. CIP includes three elements:

•	A user-unique smart card or smart key “token” that holds critical information and performs the cryptographic functions necessary for information security

•	A companion reader/writer that plugs into a computer’s serial port, PCMCIA port, USB port or floppy disk drive

•	Software that is loaded into the workstation and interfaces to the application program.

Datakey CIP Thin. During 2001, Datakey introduced a “server-based” version of the “client based” CIP. CIP Thin contains all the features and functionality of CIP but is installed on the server instead of on each individual workstation.

Datakey DTK (Developers Tool Kit). DTK is a turnkey package to allow software developers to integrate Datakey hardware tokens and a public key Infrastructure (PKI) into their applications. DTK includes up to three main components: hardware cryptographic tokens, interface and integration software and security infrastructure products. DTK is available in several configurations ranging from a token with a reader/writer and integration software, to the full PKI configuration that issues and manages hardware tokens and digital certificates. This product flexibility allows user-developers who utilize DTK to integrate just what is needed for their application. Datakey began selling DTK in 1997.

Datakey SCC (Security Control Center). Smart cards need to be “initialized and personalized” with unique user and enterprise data before they are issued. In addition, many enterprises want to hold a copy of the keys used for encryption so they can recover encrypted data in an emergency. SCC provides these features and provides an audit trail for these actions.

     The following chart shows Datakey’s products:

Product

Attribute		CIP	DTK	SCC

Customer	Organizational End-User	X		X
	Software Developer		X
System Type	Integrated Solution			X
	Add-on Subsystem	X
	Component		X
Application	Information Security	X		X
	Token Integration	X	X
Hardware	Datakey Smart Token	X	X
	Datakey Reader/Writer	X	X
Software	Security Solution
	Token Interface	X	X

     OEM Private Label Products. Datakey also provides its information security family of information security products to OEM’s under their own private label.

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

Manufacturing

     As a result of selling the Electronic Products business unit in August 2001, the Company no longer maintains an internal manufacturing capability. We do, however, control the manufacturing process for our cards with several outside assembly operations, and we buy our readers from several smart card reader companies.

Sources of Supply

     The Company purchases a microprocessor, with its proprietary operating system masked into the chip, from a single source supplier. The Company is currently qualifying a second supplier of the microprocessor to reduce the dependency on one supplier.

     Due to the unique nature of these cryptographic microprocessors, there are currently a limited number of alternative sources of supply and, due to different operating systems and other characteristics, one supplier’s microprocessors are not easily interchangeable with another. Should the present source of supply become inadequate or inferior to other offerings in the future or should its second supplier be inadequate, the Company would be required to incur a significant cost and possibly experience a gap in supply to switch to a new supplier.

     The Company continues to offer a Smart Key version of the smart card offering. Although this product has not received broad acceptance, several customers have expressed interest in it as an alternative to the card. If we receive orders for this product, the company that purchased our former EP business will be our sole source of supply.

Significant Customer

     Sales to one of the Company’s ISS customers, an agency of the Canadian government, totaled approximately $4,152,000, or 53% of net sales from continuing operations during the year ended December 31, 2001.

Marketing

     General. ISS products for the information security marketplace were introduced in 1997 and resulted in revenue of $629,000 during 1998, $1,316,000 during 1999, $3,608,000 during 2000 and $7,815,000 in 2001. In 2002, the Company expects revenue from these products to reach $13-$15 million. As with any new product line, revenue will depend on customer acceptance, the extent of which is difficult to assess at this time, as well as other general business and economic conditions.

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

  • Partner with PKI suppliers, VPN suppliers and larger system integrators as additional delivery channels.

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

     Promotion Strategy. Datakey uses a variety of promotional vehicles to reach new customers. A summary of our promotional strategy follows:

1. Sales Literature — Datakey generates a variety of product and corporate literature pieces, each written for an intended audience. Our literature is distributed at events, sent as follow up to product information requests, sent to interested investors and posted on our web site.

2. Direct Mail — Datakey implements direct mail programs around events throughout the year as well as focused mailings to our target markets.

3. Trade Shows and Seminars - Industry events are an effective way for Datakey to generate sales leads. Information security and target market trade shows, as well as joint seminars with our technology partners provide our sales force with highly qualified leads.

4. Public Relations — Datakey relies on professional public relations firms with experience in the networking and information security markets to work with the press and industry analysts to build brand awareness for Datakey products.

5. Web Site — the Datakey web site is becoming a strong vehicle for quickly disseminating product information to prospects as well as a lead generation tool by utilizing various methods to capture information about our web visitors.

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

Sales in North America are generally conducted through direct sales representatives. The Company has a number of distributors in Europe, Australia and New Zealand and plans to add more international distributors as appropriate to serve those markets. In 2001 and 2000, sales to domestic customers and the corresponding percentage of total revenue, were approximately $2,609,000 (33%) and $2,015,000 (56%), respectively. ISS Sales to international customers, including Canada, and the corresponding percentage of ISS revenue, were approximately $5,206,000 (67%) and $1,593,000 (44%), respectively, in 2001 and 2000.

Backlog

     As of March 11, 2002, the Company had an order backlog from continuing operations totaling approximately $2,496,000. Although the orders generally contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer’s request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

Competition

     Information Security Solutions. Datakey currently offers token-based (smart card, smart key and iKey) information security solutions which are primarily utilized in encryption for electronic mail privacy, remote network authentication private and secure file transfer and digital signatures for electronic document authentication. The Company is continuing a significant product development effort to expand the applications and ease-of-use of its products and systems. See “Products—Information Security Solutions.”

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

     The Company’s advanced information security products, some of which are released and some of which are currently in development, are based upon a smart card, smart key or iKey and utilize encryption and digital signatures. They also include extensive software to make the system user-friendly and seamless with common desktop software packages. There are several companies operating in this highly competitive and rapidly changing marketplace, however, and many of such companies have strong name recognition and vast financial resources. The Company believes it can compete on the basis of its unique design and ease of use. The initial reception to the Company’s products in the marketplace, beginning in late 1997, has been encouraging and sales of evaluation units and units for pilot programs have been progressing very well. There are no assurances, however, that the existing and future products will, in the long term, be accepted in the marketplace.

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

Research and Development, Engineering and Technical Support

     In 2001 and 2000, research and development, engineering and technical support expenses (RDETS), in continuing operations were $2,325,000 and $2,003,000, respectively. The Company expects that RDETS expenses in 2002 will increase by about seven percent (7%) as the Company plans to continue new product development and add to the technical support staff.

Employees

     As of March 15, 2002, the Company employs 35 full-time employees, 3 in procurement and materials handling, 4 in technical support, 11 in engineering, 11 in marketing/sales and 6 in general and administrative areas. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

Forward Looking Statements

     Certain statements made in this Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified:

ITEM 2. DESCRIPTION OF PROPERTY

     The Company’s corporate offices and manufacturing facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consist of approximately 25,000 square feet including approximately 13,000 square feet that is currently occupied by Datakey Electronics under a sublease between the Company and the Buyer. Of the space not subleased, approximately one-third of the space is used for shipping and warehousing, and the balance for present and future office space. All of this space is rented under a lease which extends through June 2004. The annualized rent expense for the space currently occupied is $178,000, plus a portion of the operating expenses and real estate taxes. Sublease payments are approximately $100,000 per year.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is currently traded on the Nasdaq SmallCap Market under the symbol DKEY. Prior to May 11, 1999, it was traded on the Nasdaq National Market. The high and low sale prices for the common stock by quarter as reported by Nasdaq are set forth in the following table for 2001 and 2000.

     On March 19, 2002, the Company had approximately 4,500 shareholders, including approximately 4,200 beneficial owners. The Company has never paid dividends on its common stock and does not plan to in the foreseeable future.

	Sale Prices

	High	Low

2001
1st Quarter	$4.75	$2.00
2nd Quarter	$3.77	$1.63
3rd Quarter	$3.46	$1.58
4th Quarter	$6.35	$2.90
2000
1st Quarter	$18.00	$3.28
2nd Quarter	$9.50	$2.69
3rd Quarter	$10.25	$4.75
4th Quarter	$8.50	$2.00

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by Item 6 is incorporated by reference from the Company’s 2001 Annual Report, a portion of which is included herewith in Exhibit 13.1 to this Report.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements of the Company are included as part of Exhibit 13.1 to this Report:

Independent Auditor’s Report

Balance Sheets as of December 31, 2001 and 2000 Statements of Operations for Years Ended December 31, 2001 and 2000

Statements of Stockholders’ Equity for Years Ended December 31, 2001 and 2000

Statements of Cash Flows for Years Ended December 31, 2001 and 2000

Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT

     The information required by Item 9 regarding the Company’s directors and executive officers is incorporated by reference to the Company’s proxy statement for its 2002 Annual Meeting of Shareholders under the captions “Determination of Number and Election of Directors” and “Executive Officers of the Company.” The Company’s proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

     The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Compliance.”

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2001 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 11 is incorporated by reference to the Company’s proxy statement for its 2002 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are included in this report: See “Exhibit Index” immediately following the financial statements following the signature page of this Form 10-KSB.

     (b)  Reports on Form 8-K

     Datakey filed no reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002	DATAKEY, INC.

	BY:	/s/ Carl P. Boecher
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

SIGNATURES	TITLES	DATE

/s/ Carl P. Boecher Carl P. Boecher	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002

/s/ Alan G. Shuler Alan G. Shuler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002

/s/ Thomas R. King Thomas R. King	Director and Secretary	March 26, 2002

/s/ Terrence W. Glarner Terrence W. Glarner	Director	March 26, 2002

/s/ Gary R. Holland Gary R. Holland	Chairman of the Board of Directors	March 26, 2002

/s/ Eugene W. Courtney Eugene W. Courtney	Director	March 26, 2002

DATAKEY, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2001

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for fiscal year ended December 31,2000)

3.2	Bylaws, as Amended (Incorporated by reference to Exhibit 3.2 to Form 10-K for fiscal year ended December 31, 1988)

10.1	1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)**

10.2	Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)**

10.3	Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-KSB for fiscal year ended December 31, 1996)**

10.4	Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)

10.5	Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)

10.6	Employment Agreement between Carl P. Boecher and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 3, 1999)**

10.7	Employment Agreement between Alan G. Shuler and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for fiscal quarter ended April 3, 1999)**

10.8	1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)**

10.9	Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.10	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1997)**

10.11	Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997)**

10.12	Lease Extension and Expansion Agreement between the Company and Kraus-Anderson, Incorporated dated April 19, 1999 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended December 31, 1999)

Exhibit No.	Description

10.13	Employment Agreement between Timothy Russell and the Company dated August 16, 1999 (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1999)**

10.14	Employment Agreement between Colleen M. Kulhanek and the Company dated April 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 1, 2000)**

10.15	2001 Executive Incentive Plan (Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the year ended December 31, 2000)**

10.16	Loan Agreement dated January 23, 2001 between the Company and Ray Lipkin and Unsecured Promissory Note dated January 26, 2001 in the amount of $500,000 (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the year ended December 31, 2001)

10.17	Asset Acquisition Agreement dated August 3, 2001 between Datakey, Inc. and Datakey Electronics, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K dated August 3, 2001)

10.18*	2002 Executive Incentive Plan**

13.1*	Portions of 2001 Annual Report

23.1*	Consent of Independent Accountant

24.1	Power of attorney for Carl P. Boecher, Alan G. Shuler, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney (included on the signature page of this Form 10-KSB)

*     Filed herewith.

**     Designates a management contract or compensatory plan or arrangement.

2602707