Form 10QSB
period 2002-03-30
DATAKEY INC
filed 2002-05-13
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity, as of May 10, 2002, is 10,082,750.

     Transitional Small Business Disclosure Format (check One):

Yes	No

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DATAKEY, INC.
BALANCE SHEETS

	March 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$3,636,775	$4,112,264
Trade receivables, less allowance for doubtful accounts of $31,000 and $28,000	2,432,773	2,154,723
Inventories	1,189,129	926,028
Prepaid expenses and other	57,956	84,433
Net assets of discontinued operations	22,342	82,077

Total current assets	7,338,975	7,359,525

OTHER ASSETS
Prepaid licenses and patents at cost less amortization	169,285	191,839
of $854,928 and $832,374
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	23,650	23,650
Equipment	756,459	701,326
Furniture and fixtures	166,520	166,520
Leasehold improvements	309,259	302,809

	1,255,888	1,194,305
Less accumulated depreciation	(833,965)	(803,548)

	421,923	390,757

	$7,930,183	$7,942,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$780,912	$566,345
Accrued compensation	416,809	313,098
Accrued expenses-other	84,839	118,119
Deferred revenue	498,824	474,897

Total current liabilities	1,781,384	1,472,459

SHAREHOLDERS’ EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 10,082,750 in 2002 and 9,974,012 in 2001	504,137	498,701
Additional paid-in capital	18,921,150	18,580,288
Accumulated deficit	(13,651,488)	(12,984,327)

	6,148,799	6,469,662

	$7,930,183	$7,942,121

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Revenue	$2,492,894	$1,296,638
Cost of goods sold	1,500,634	608,518

Gross Profit	992,260	688,120
Operating expenses:
Research, development, technical support and engineering	582,109	600,157
Marketing and sales	882,177	876,738
General and administrative	197,139	210,422

Total operating expenses	1,661,425	1,687,317

Operating loss	(669,165)	(999,197)
Interest income	12,726	2,694

Loss from continuing operations before income taxes	(656,439)	(996,503)
Income tax expense	0	0

Net loss from continuing operations	($656,439)	($996,503)

Loss from operations of discontinued segment	0	0
Loss from disposal of discontinued segment	(10,722)	0

Net loss attributable to common stockholders	($667,161)	($996,503)

Basic and diluted loss per share from continuing operations	($0.07)	($0.11)

Basic and diluted loss per share	($0.07)	($0.11)

Weighted average number of common shares outstanding	10,050,436	9,065,798

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended

	March 30,	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($667,161)	($996,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,417	81,565
Amortization	22,554	60,538

Change in assets and liabilities
(Increase) decrease in assets:
Trade receivables	(218,315)	(676,033)
Inventories	(263,101)	(221,240)
Prepaid expenses and other	26,477	63,724
Increase (decrease) in:
Reserve for loss from discontinued operations		(57,161)
Accounts payable	214,567	(129,447)
Accrued expenses	94,358	126,069

Net cash used in operating activities	(760,204)	(1,748,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(61,583)	(27,160)

Net cash used in investing activities	(61,583)	(27,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	346,298	4,619,835

Net cash provided by financing activities	346,298	4,619,835

Increase (decrease) in cash	(475,489)	2,844,187
CASH AND CASH EQUIVALENTS
Beginning	4,112,264	1,532,558

Ending	$3,636,775	$4,376,745

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

GENERAL
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of March 30, 2002, and December 31, 2001, and results of its operations and cash flows for the three-month periods ended March 30, 2002, and March 31, 2001. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2001 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2001.

ACCOUNTING STANDARDS RECENTLY ADOPTED AND NOT YET ADOPTED
Recently Adopted:
     Effective January 1, 2002 the Company adopted FASB Statement No. 141, Business Combinations which eliminates the pooling method of accounting for business combinations and Statement No. 142, Goodwill and Other Intangible Assets which eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The adoption of these new standards had no significant effect on the financial statements for the three months ended March 30, 2002.

Not Yet Adopted:
In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not yet completed its full assessment of the effect of these new standard on its financial statements but believes its impact will not be significant. The Statement will be effective for the Company’s fiscal year ending December 2002.

OPERATING SEGMENTS
Through July 31, 2001, the Company had two reportable segments: Electronic Products (EP) and Information Security Solutions (ISS). As discussed in the following notes, the EP segment was shown as discontinued operations beginning in December 2000. The Electronic Products segment produced and marketed proprietary memory keys, cards, and custom-shaped tokens and systems that utilize these products that serve as a convenient way to carry electronic information. The assets related to the ongoing business of the EP business segment were sold in August 2001. The Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment transactions. The Company evaluates performance based on operating earnings of the respective segments.

	Three Months Ended March 30, 2002

	EP	ISS	UNALLOCATED	TOTAL

Revenue	$18,450	$2,492,894	$–	$2,511,344
Interest income (expense)	–	–	12,726	12,726
Depreciation and amortization	0	52,971	–	52,971
Segment profit (loss)	(10,722)	(669,165)	12,726	(667,161)

	Three Months Ended March 31, 2001

	EP	ISS	UNALLOCATED		TOTAL

Revenue	$1,071,630	$1,296,638	$	–	$2,368,268
Interest income (expense)	–	–		2,694	2,694
Depreciation and amortization	45,286	96,817		–	142,103
Segment profit (loss)	*(57,161)	(999,197)		2,694	(1,053,664)

* EP loss during first quarter of 2001 was not reflected in the income statement because a provision for loss on disposal of $1,281,000 was provided in 2000.

DISCONTINUED OPERATIONS
In February, 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. The plan anticipated the phase down of the operations through December 31, 2001, although it was possible the operations could be sold if a purchaser was found. (See “Sale of Discontinued Business Segment”).

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date. The phase down of the segment is being accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented. Net assets of the EP segment as of March 30, 2002 and December 31, 2001 are as follows:

	March 30, 2002	Dec. 31, 2001

Trade receivables	$22,342	$82,077
Net assets from discontinued operations	$22,342	$82,077

SALE OF DISCONTINUED BUSINESS SEGMENT
On August 3, 2001 the Company completed the sale of the EP business segment fixed assets, inventory, patents and prepaid expense along with customer lists, assignment of certain customer contracts and all intellectual property required to operate the EP business segment. The Company retained certain customer contracts, and all EP accounts receivable, accounts payable and accrued expense as of July 31, 2001. The Company received $550,000 in cash on the date of closing, will record the cash difference between accounts receivable and accounts payable and accrued expense and profit on the customer contracts retained when realized. Due to the nature of the transaction, the final accounting is not complete but the Company recorded a loss of $492,000 during the year ended December 31, 2001 from the disposal of discontinued operations because the loss on disposal of the selected assets and the loss from discontinued operations exceeded the $1,281,000 reserve that was established for these losses in 2000.

Under terms of the primary contract retained upon sale of the EP segment, the customer was required to provide certain components that are necessary to complete the manufacture and shipment of the final product, provide necessary test fixtures and must also approve the final test results prior to shipping the product. Due to a delay in delivery of the customer provided materials and a delay in providing the necessary test fixtures the completion date of the contract has extended beyond the date that was initially expected at the time the EP segment was sold. The Company has now received all necessary customer provided materials and test fixtures to complete the final manufacture of the finished goods, and shipment is expected to occur during the second quarter of 2002. A profit from disposition of discontinued operation of approximately $450,000 to $500,000 is expected upon shipment. A loss from disposal of discontinued operations of $10,722 was recorded during the first quarter of 2002 because the Company obtained only nominal revenue during the quarter and incurred expenses related to the discontinuation of the EP segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DATAKEY, INC.
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

REVENUE
ISS revenue for the three-month period ended March 30, 2002, increased by $1,196,000, or 92 percent, as compared to the same period in 2001. The significant increase in revenue is primarily due to a significant sale to a foreign government agency during the quarter. Revenue in the second quarter of 2002 is expected to be less than the first quarter of 2002 but more than the second quarter of 2001.

GROSS PROFIT MARGIN
Gross profit, as a percentage of revenue, decreased to 40 percent in the three-month period ended March 30, 2002, from 53 percent in the three-month period ended March 31, 2001. The decrease in gross profit percentage was primarily due to a significant portion of the first quarter revenue consisting of USB tokens that are re-sold by Datakey which carry a much lower margin than Datakey’s standard products.

OPERATING EXPENSES
Operating expenses decreased by $26,000, or 2 percent, in the three-month period ended March 30, 2002 as management continued to control discretionary spending in light of lower than normal gross profit margin. Operating expenses during the balance of 2002 are expected to increase modestly from the quarterly rate experienced in the first quarter with the total expense in 2002 at about 6% higher than 2001.

INTEREST INCOME
Interest income, net of interest expense, increased to $13,000 in the three-month period reflecting a lower rate of interest on the Company’s money market account than in the 2001 three-month period. Interest income is expected to decrease slightly over the balance of the year primarily due to use of cash to fund the Company’s operations.

OUTLOOK
Although there is evidence of a worldwide slowdown in information security spending, we continue to see a solid level of activity, as evidenced by growth in our evaluation, pilot and production programs, with regard to upgrading their information security systems with Datakey solutions. In many cases, however, the additional customer’s effort to install new or upgraded system and application software, as well as other upgrades while our products are being integrated, has extended our production rollouts over what we expected a few months ago. Accordingly, we are revising our revenue guidance for the year to a range between $10 million and $12 million with the expectation that the deferred production rollouts will take place in 2003. While our quarterly results are subject to significant fluctuations and are difficult to project, we currently expect second-quarter revenues to be less than first quarter revenues, but greater than second-quarter revenues in 2001. We now expect to achieve profitability in the second half of the year rather than the entire year.

RESULTS OF OPERATIONS
DISCONTINUED OPERATIONS
(Also See “Sale of Discontinued Business Segment” in Notes to Financial Statements)

REVENUE
Revenue from discontinued operations in the three-month period ended March 30, 2002 was a decrease of $1,053,000 compared to the same period in 2001 because the majority of the discontinued business was sold in August 2001.

OPERATING INCOME AND LOSS
Discontinued operations reflected a loss of $11,000 during the quarter, compared to no loss in the same quarter last year because the Company recorded, in 2000, a provision for loss on disposition that included the estimated first quarter 2001 loss from operations. (See “Sale of Discontinued Business Segment” in Notes to Financial Statements).

LIQUIDITY AND FINANCIAL CONDITION

The Company experienced a decrease in cash of $475,000 in the three-month period ended March 30, 2002 as a result of the operating loss and increases in receivables and inventory, offset in part by increases in accounts payable and accrued expenses and $346,000 in proceeds received from the sale of common stock upon the exercise of certain warrants and pursuant to the employee stock purchase plan. The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

Datakey’s balance sheet reflects $5,558,000 in working capital as of March 30, 2002 and a current assets to current liabilities ratio of 4.12 to 1. The Company believes that its current cash will provide sufficient funding for at least the next twelve months.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements relating to the implication that the information security product revenue will continue to improve, that second quarter revenue in 2002, though less than that of the first quarter, will exceed second quarter revenue in 2001, that gross margins will improve, that annual revenue in 2002 will be between $10 million and $12 million, that the Company will achieve profitability in the second half of 2002, and that the Company will be able to fund its operations for at least twelve months. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
On January 29, 2002, the Company sold 80,268 common shares, for $276,122, pursuant to the exercise of a warrant which was issued to a selling agent in connection with a private placement completed on February 20, 2001. The Company relied upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Reports on Form 8-K

None.

(b)	Exhibits

None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002	Datakey, Inc.

	By:	/s/Alan G. Shuler

Alan G. Shuler
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)