Form 10QSB
period 2002-06-29
DATAKEY INC
filed 2002-08-09
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

Commission File Number 0-11447

DATAKEY, INC.
(Exact name of small business issuer as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1291472 (I.R.S. Employer Identification No.)

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

Yes   X   No

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity, as of August 9, 2002, is 10,082,750.

     Transitional Small Business Disclosure Format (check One):

Yes            No   X

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FORWARD LOOKING STATEMENTS AND RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DATAKEY, INC.
BALANCE SHEETS

	June 29,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$3,680,828	$4,112,264
Trade receivables, less allowance for doubtful accounts of $31,000 and $28,000	1,780,110	2,154,723
Inventories, less reserves for obsolescence of $267,000 and $185,000	1,068,520	926,028
Prepaid expenses and other	98,753	84,433
Net assets of discontinued operations	0	82,077

Total current assets	6,628,211	7,359,525

OTHER ASSETS
Prepaid licenses and patents at cost less amortization	138,181	191,839
of $886,032 and $832,374
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	23,650	23,650
Equipment	740,267	701,326
Furniture and fixtures	166,520	166,520
Leasehold improvements	309,259	302,809

	1,239,696	1,194,305
Less accumulated depreciation	(841,651)	(803,548)

	398,045	390,757

	$7,164,437	$7,942,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$388,845	$566,345
Accrued compensation	278,842	313,098
Accrued expenses-other	154,489	118,119
Deferred revenue	359,451	474,897

Total current liabilities	1,181,627	1,472,459

SHAREHOLDERS’ EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 10,082,750 in 2002 and 9,974,012 in 2001	504,137	498,701
Additional paid-in capital	18,921,150	18,580,288
Accumulated deficit	(13,817,477)	(12,984,327)

	5,982,810	6,469,662

	$7,164,437	$7,942,121

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenue	$1,869,522	$1,054,909	$4,362,416	$2,351,547
Cost of goods sold	826,118	433,512	2,326,752	1,042,030

Gross Profit	1,043,404	621,397	2,035,664	1,309,517
Operating expenses:
Research, development, technical support and engineering	590,020	579,520	1,172,129	1,179,677
Marketing and sales	794,849	820,096	1,677,026	1,696,834
General and administrative	198,288	193,345	395,427	403,767

Total operating expenses	1,583,157	1,592,961	3,244,582	3,280,278

Operating loss	(539,753)	(971,564)	(1,208,918)	(1,970,761)
Interest income	11,997	37,482	24,723	40,176

Loss from continuing operations before income taxes	(527,756)	(934,082)	(1,184,195)	(1,930,585)
Income tax expense	0	0	0	0

Net loss from continuing operations	($527,756)	($934,082)	($1,184,195)	($1,930,585)

Profit from operations of discontinued segment	0	0	0	0
Gain from disposal of discontinued segment	361,767	0	351,045	0

Net loss attributable to common stockholders	($165,989)	($934,082)	($833,150)	($1,930,585)

Basic and diluted loss per share from continuing operations	($0.05)	($0.09)	($0.12)	($0.20)

Basic and diluted loss per share	($0.02)	($0.09)	($0.08)	($0.20)

Weighted average number of common shares outstanding	10,082,750	9,902,730	10,066,772	9,486,576

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	($165,989)	($934,082)	($833,150)	($1,930,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,318	90,503	62,735	159,198
Amortization	31,104	90,899	53,658	151,437
Change in assets and liabilities (Increase) decrease in assets:
Trade receivables	675,005	546,012	456,690	(130,021)
Inventories	120,609	(806,026)	(142,492)	(1,027,266)
Prepaid expenses and other	(40,797)	(37,786)	(14,320)	25,938
Increase (decrease) in:
Reserve for loss from discontinued operations	0	167,309	0	110,148
Accounts payable	(392,067)	180,539	(177,500)	51,092
Accrued expenses	(68,317)	(79,688)	2,114	4,206
Deferred revenue	(139,373)	18,493	(115,446)	60,668

Net cash provided by (used in) operating activities	52,493	(763,827)	(707,711)	(2,525,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(8,440)	(198)	(70,023)	(14,488)

Net cash used in investing activities	(8,440)	(198)	(70,023)	(14,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	0	(11,323)	346,298	4,608,512

Net cash provided by (used in) financing activities	0	(11,323)	346,298	4,608,512

Increase (decrease) in cash	44,053	(775,348)	(431,436)	2,068,839
CASH AND CASH EQUIVALENTS
Beginning	3,636,775	4,376,745	4,112,264	1,532,558

Ending	$3,680,828	$3,601,397	$3,680,828	$3,601,397

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of June 29, 2002, and December 31, 2001, and results of its operations and cash flows for the three-month and six-month periods ended June 29, 2002, and June 30, 2001. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2001 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2001.

OPERATING SEGMENTS

Through July 31, 2001, the Company had two reportable segments: Electronic Products (EP) and Information Security Solutions (ISS). As discussed in the following notes, the EP segment has been shown as discontinued operations beginning in December 2000. The Electronic Products segment produced and marketed proprietary memory keys, cards, and custom-shaped tokens and systems that utilize these products that serve as a convenient way to carry electronic information. The assets related to the ongoing business of the EP business segment were sold in August 2001. The Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment transactions. The Company evaluates performance based on operating earnings of the respective segments.

	Three Months Ended June 29, 2002				Six Months Ended June 29, 2002

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED		TOTAL

Revenue	$851,601	$1,869,522		$2,721,123	$870,051	$4,362,416	$		$5,232,467
Interest income (expense)			11,997	11,997				24,723	24,723
Depreciation and amortization	0	63,422		63,422	0	116,393			116,393
Segment profit (loss)	361,767	(539,753)	11,997	(165,989)	351,045	(1,208,918)		24,723	(833,150)

	Three Months Ended June 30, 2001				Six Months Ended June 30, 2001

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED		TOTAL

Revenue	$1,049,382	$1,054,909		$2,104,291	$2,121,012	$2,351,547	$		$4,472,559
Interest income (expense)			37,482	37,482				40,176	40,176
Depreciation and amortization	61,527	119,480		181,007	106,812	213,570			320,382
Segment profit (loss)	*167,309	(971,564)	37,482	(766,773)	*110,148	(1,970,761)		40,176	(1,820,437)

*EP profit during the first six months of 2001 was not reflected in the income statement because a provision for loss on disposal of $1,281,000 was provided in 2000.

DISCONTINUED OPERATIONS

In February 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. The plan anticipated the phase down of the operations through December 31, 2001, although it was possible the operations could be sold if a purchaser was found. (See “Sale of Discontinued Business Segment”).

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date. The phase down of the segment was accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented. Net assets of the EP segment as of June 29, 2002 and December 31, 2001 are as follows:

	June 29, 2002	Dec. 31, 2001

Trade receivables	$0	$82,077
Net assets from discontinued operations	$0	$82,077

SALE OF DISCONTINUED BUSINESS SEGMENT

On August 3, 2001, the Company completed the sale of the EP business segment fixed assets, inventory, patents and prepaid expense along with customer lists, assignment of certain customer contracts and all intellectual property required to operate the EP business segment. The Company retained certain customer contracts, and all EP accounts receivable, accounts payable and accrued expense as of July 31, 2001. The Company received $550,000 in cash on the date of closing, and recorded the cash difference between accounts receivable and accounts payable and accrued expense and profit on the customer contracts retained. Due to the nature of the transaction, the Company recorded a loss of $492,000 during the year ended December 31, 2001 from the disposal of discontinued operations because the loss on disposal of the selected assets and the loss from discontinued operations exceeded the $1,281,000 reserve that was established for these losses in 2000.

Under terms of the primary contract retained upon sale of the EP segment, the customer was required to provide certain components that are necessary to complete the manufacture and shipment of the final product, provide necessary test fixtures and must also approve the final test results prior to shipping the product. Due to a delay in delivery of the customer provided materials and a delay in providing the necessary test fixtures, the completion date of the contract extended beyond the date that was initially expected at the time the EP segment was sold.

During the second quarter of 2002 the Company completed the final delivery under the contract retained at the time of sale of the EP segment and realized a profit of $361,767. This amount is reflected on the Income Statement as gain on disposition of discontinued operation. This completed the sale of the EP segment and no further gain or loss from discontinued operations is expected with regard to this sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DATAKEY, INC.
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

REVENUE

ISS revenue for the three-month period ended June 29, 2002, increased by $815,000, or 77 percent, as compared to the same period in 2001. Revenue in the six-month period ended June 29, 2002, increased by $2,011,000, or 86 percent. The significant increase in revenue in the three-month and six-month periods results from increasing acceptance of and demand for the Company’s smart token based information security products.

GROSS PROFIT MARGIN

Gross profit, as a percentage of revenue, decreased to 56 percent in the three-month period ended June 29, 2002, from 59 percent in the three-month period ended June 30, 2001, and decreased to 47 percent from 56 percent in the six-month period. The decrease in gross profit percentage in the three-month period related to a significant contribution from technology licensing revenue in the prior year which did not reoccur in 2002. The reduction in percentage in the six-month period is primarily due to a significant portion of the first quarter 2002 revenue consisting of USB tokens that are re-sold by Datakey and carry a much lower margin than Datakey’s standard products. The gross margin percentage for the balance of 2002 is expected to remain in the mid to high 50 percent range as the Company expects to ship products with more software content and intends to reduce the cost of products that are expected to be re-sold.

OPERATING EXPENSES

Operating expenses decreased by $10,000 in the three-month period ended June 29, 2002, and decreased by $36,000 in the six-month period, as management continued to control discretionary spending. Operating expenses during the balance of 2002 are expected to increase modestly.

INTEREST INCOME

Interest income, net of interest expense, decreased to $12,000 from $37,000 in the three-month period and decreased to $25,000 from $40,000 in the six-month period, reflecting a lower rate of interest. Interest income is expected to decrease slightly over the balance of the year due to a decrease in cash.

OUTLOOK

Although there is evidence of a worldwide slowdown in information security spending, we continue to see a solid level of activity, as evidenced by growth in our evaluation, pilot and production programs. In many cases, however, additional customer efforts to install new or upgraded system and application software, as well as other upgrades while our products are being integrated, have extended our production rollouts over what we expected a few months ago. This “stretching out” of delivery schedules was observed during the first quarter and has not changed materially in recent months. Accordingly, we are affirming our revenue guidance for the year to a range between $10 million and $12 million. We continue to expect to achieve profitability in the second half of the year.

RESULTS OF OPERATIONS
DISCONTINUED OPERATIONS
(Also See “Sale of Discontinued Business Segment” in Notes to Financial Statements)

REVENUE

Revenue from discontinued operations in the three-month period ended June 29, 2002 was $852,000, compared to $1,049,00 the same period in 2001. The majority of the discontinued business was sold in August 2001. The Company completed the final delivery under the final contract retained upon sale of the discontinued operation during the quarter and will not report any revenue from discontinued operations going forward.

OPERATING INCOME AND LOSS

Discontinued operations reflected a gain of $362,000 during the quarter, and $351,000 in the six-month period ended June 29, 2002. The Company does not expect to report any further gain or loss from the sale of EP business segment from this point forward.

LIQUIDITY AND FINANCIAL CONDITION

The Company experienced an increase in cash of $44,000 in the three-month period ended June 29, 2002 and a decrease in cash of $431,000 in the six-month period. The increase in cash during the most recent three-month period is due to a reduction in the operating loss and settlement of the final delivery under the only contract retained upon sale of the EP segment. The decrease in cash during the six-month period was due to the operating loss, an increase in inventory, and decreases in accounts payable and accrued expenses. This decrease was offset by $346,000 in proceeds received from the sale of common stock upon the exercise of certain warrants and pursuant to the employee stock purchase plan during the first quarter. The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

Accounts receivable declined $457,000 during the six-month period ended June 29, 2002 primarily as a result of lower revenue in the quarter ended June 29, 2002. Accounts payable, likewise, declined $178,000 during the six-month period as a result of a reduction in inventory purchases in the quarter ended June 29, 2002. Inventory increased by $142,000 during the six-month period ended June 29, 2002 as the Company acquired additional parts and finished goods in preparation for an expected increase in revenue during the second half of 2002.

Deferred revenue decreased $115,000 during the six-month period ended June 29, 2002 as the amortization of deferred revenue during the six-month period exceeded the additional deferred revenue booked. The decline is attributable to a decline in revenue during the six-month period ended June 29, 2002 compared to the six-month period ended December 31, 2001. Deferred revenue consists of extended maintenance contracts that are, typically, a percentage of revenue from the sale of products, and are amortized over the term of the contracts.

Datakey’s balance sheet reflects $5,447,000 in working capital as of June 29, 2002 and a current assets to current liabilities ratio of 5.6 to 1. The Company believes that its current cash will provide sufficient funding for at least the next twelve months.

CONTRACTUAL CASH OBLIGATIONS

The Company presently has no long-term debt outstanding and its only contractual cash obligations are those from operating lease obligations. These lease obligations total $660,000 as shown below:

2002 2003 *2004 thereafter	$165,000 310,000 157,000 28,000	(remaining six months)

*The lease on the Company’s primary facility expires June 30, 2004.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements including that: (i) revenues will increase in the second half of 2002 and will be between $10 million and $12 million for the year; (ii) the second half of 2002 will be profitable; (iii) gross margins will improve; (iv) and the Company will be able to fund its operations for at least 12 months. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected. These risks and uncertainties include that: (i) market acceptance and demand for the Company’s information security products may not increase at the rate expected or may decrease due to economic, competitive or other market conditions; (ii) the Company may not be able to obtain continued favorable pricing for its ISS products; and all of such forward-looking statements depend on the ability of the Company to attain profitability and positive cash flows by significantly increasing ISS product revenues while controlling expenses.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company held its Annual Meeting on Wednesday, May 22, 2002.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement, and all nominees were elected.

By 8,157,130 votes in favor, with 111,534 votes opposed, and 6,042 votes abstaining, the shareholders set the number of directors at five (5).

The shareholders elected the nominee named below for Class I Director, to serve a three year term, pursuant to the following votes:

	NUMBER OF	NUMBER OF VOTES
NOMINEE	VOTES FOR	WITHHELD

Thomas R. King	7,808,379	466,327

The terms of Gary Holland, Eugene Courtney, Terrence Glarner and Carl Boecher, as directors of the Company, continued after the meeting.

The shareholders approved, by a vote of 7,444,222 in favor, with 797,477 against and 33,007 abstaining, an increase in the shares under the 1997 Stock Option Plan from 1,400,000 to 1,800,000.

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company, for the fiscal year ending December 31, 2002, by 8,133,271 votes in favor, 129,088 opposing and 12,347 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     None.

(b)  Exhibits

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2002	Datakey, Inc.

	By:	/s/ Alan G. Shuler Alan G. Shuler Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
DATAKEY, INC.
FORM 10-QSB FOR QUARTER ENDED JUNE 29, 2002

Exhibit No.	Description

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer