Form 10QSB
period 2002-09-28
DATAKEY INC
filed 2002-10-24
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Yes    X    No

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity, as of October 23, 2002, is 10,082,750.

     Transitional Small Business Disclosure Format (check One):

Yes         No    X

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DATAKEY, INC.
BALANCE SHEETS

	September 28,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$3,275,086	$4,112,264
Trade receivables, less allowance for doubtful accounts of $55,000 and $28,000	1,568,108	2,154,723
Inventories, less reserves for obsolescence of $267,000 and $185,000	1,019,295	926,028
Prepaid expenses and other	85,645	84,433
Net assets of discontinued operations	0	82,077

Total current assets	5,948,134	7,359,525

OTHER ASSETS
Prepaid licenses and patents at cost less amortization	233,381	191,839
of $907,831 and $832,374
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	23,650	23,650
Equipment	740,267	701,326
Furniture and fixtures	166,520	166,520
Leasehold improvements	310,912	302,809

	1,241,349	1,194,305
Less accumulated depreciation	(898,352)	(803,548)

	342,997	390,757

	$6,524,512	$7,942,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$427,935	$566,345
Accrued compensation	358,361	313,098
Accrued expenses-other	246,139	118,119
Deferred revenue	232,332	474,897

Total current liabilities	1,264,767	1,472,459

SHAREHOLDERS’ EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 10,082,750 in 2002 and 9,974,012 in 2001	504,137	498,701
Additional paid-in capital	18,921,150	18,580,288
Accumulated deficit	(14,540,540)	(12,984,327)

	5,259,747	6,469,662

	$6,524,514	$7,942,121

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenue	$1,387,781	$2,714,470	$5,750,197	$5,066,017
Cost of goods sold	558,606	1,191,933	2,885,358	2,233,963

Gross Profit	829,175	1,522,537	2,864,839	2,832,054
Operating expenses:
Research, development, technical support and engineering	578,427	552,119	1,750,556	1,731,796
Marketing and sales	762,878	932,979	2,439,904	2,629,813
General and administrative	223,625	223,554	619,052	627,421

Total operating expenses	1,564,930	1,708,652	4,809,512	4,989,030

Operating loss	(735,755)	(186,115)	(1,944,673)	(2,156,976)
Interest income	12,692	23,437	37,415	63,613

Loss from continuing operations before income taxes	(723,063)	(162,678)	(1,907,258)	(2,093,363)
Income tax expense	0	0	0	0

Net loss from continuing operations	($723,063)	($162,678)	($1,907,258)	($2,093,363)

Profit from operations of discontinued segment	0	0	0	0
Gain(loss) from disposal of discontinued segment	0	(528,000)	351,045	(528,000)

Net loss attributable to common stockholders	($723,063)	($690,678)	($1,556,213)	($2,621,363)

Basic and diluted loss per share from continuing operations	($0.07)	($0.02)	($0.19)	($0.22)

Basic and diluted loss per share	($0.07)	($0.07)	($0.15)	($0.27)

Weighted average number of common shares outstanding	10,082,750	9,918,273	10,072,138	9,631,004

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	($723,063)	($690,678)	($1,556,213)	($2,621,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of business unit net of changes in net assets of discontinued operations	0	(114,829)	0	(4,681)
Depreciation	56,701	37,557	119,436	196,755
Amortization	21,799	80,285	75,457	241,465
Change in assets and liabilities (Increase) decrease in assets:
Trade receivables	212,002	(989,878)	668,692	(1,119,899)
Inventories	49,225	850,284	(93,267)	(176,982)
Prepaid expenses and other	(103,892)	(32,847)	(118,212)	(16,652)
Increase (decrease) in:
Accounts payable	39,090	(197,435)	(138,410)	(146,343)
Accrued expenses	171,168	175,794	173,282	180,100
Deferred revenue	(127,119)	144,472	(242,565)	205,140

Net cash provided by (used in) operating activities	(404,089)	(737,275)	(1,111,800)	(3,262,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business unit	0	550,000	0	550,000
Purchase of equipment and leasehold improvements	(1,653)	(229,835)	(71,676)	(244,323)

Net cash used in investing activities	(1,653)	320,165	(71,676)	305,677

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	0	0	346,298	4,608,512

Net cash provided by (used in) financing activities	0	0	346,298	4,608,512

Increase (decrease) in cash	(405,742)	(417,110)	(837,178)	1,651,729
CASH AND CASH EQUIVALENTS
Beginning	3,680,828	3,601,397	4,112,264	1,532,558

Ending	$3,275,086	$3,184,287	$3,275,086	$3,184,287

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

GENERAL

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of September 28, 2002, and December 31, 2001, and results of its operations and cash flows for the three-month and nine-month periods ended September 28, 2002, and September 29, 2001. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2001 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2001.

INVENTORY AND RECEIVABLE RESERVES

During the nine-month period ended September 28, 2002 the Company added approximately $82,000 to the reserve for inventory obsolescence and approximately $27,000 to the reserve for doubtful accounts. An assessment of the age and market value of inventory items revealed that a certain portion of the products had been replaced by newer models and the ultimate value was greatly diminished, suggesting that an additional charge for obsolete inventory was warranted. The addition to the reserve for doubtful accounts was in connection to a potential write off of an account from a foreign reseller whose collectibility is uncertain.

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

	Three Months Ended September 28, 2002				Nine Months Ended September 28, 2002

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED		TOTAL

Revenue	$0	$1,387,782		$1,387,782	$870,051	$5,570,198	$		$6,440,249
Interest income (expense)			12,692	12,692				37,415	37,415
Depreciation and amortization	0	78,500		78,500	0	194,893			194,893
Segment profit (loss)	0	(735,755)	12,692	(723,063)	351,045	(1,944,673)		37,415	(1,556,213)

	Three Months Ended September 29, 2001				Nine Months Ended September 29, 2001

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED		TOTAL

Revenue	$247,119	$2,714,470		$2,961,590	$2,368,132	$5,066,017	$		$7,434,149
Interest income (expense)			23,437	23,437				63,613	63,613
Depreciation and amortization	5,403	112,439		117,842	139,927	298,293			438,220
Segment profit (loss)	*(642,829)	(186,115)	23,437	(805,507)	*(532,681)	(2,156,976)		63,613	(2,626,044)

*A portion of the EP profit(loss) during the first nine months of 2001 was not reflected in the income statement because a provision for loss on disposal of $1,281,000 was provided in 2000.

DISCONTINUED OPERATIONS

In February 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. The plan anticipated the phase down of the operations through December 31, 2001, although the Company continued to pursue the possibility of selling the operations. (See “Sale of Discontinued Business Segment”).

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date. The phase down of the segment was accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented. Net assets of the EP segment as of September 28, 2002 and December 31, 2001 are as follows:

	Sep. 28, 2002	Dec. 31, 2001

Trade receivables	$0	$82,077
Net assets from discontinued operations	$0	$82,077

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

During the second quarter of 2002 the Company completed the final delivery under the contract retained at the time of sale of the EP segment and realized a profit of $361,767. This amount was reflected on the Income Statement as gain on disposition of discontinued operation. This completed the sale of the EP segment and no further gain or loss from discontinued operations is expected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DATAKEY, INC.
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

REVENUE

ISS revenue for the three-month period ended September 28, 2002, decreased by $1,327,000, or 49 percent, as compared to the same period in 2001. Revenue in the nine-month period ended September 28, 2002, increased by $684,000, or 14 percent, over the comparable period in 2001. The significant decrease in revenue in the three-month period resulted from delays in our customers’ production delivery schedules created by the slowdown in IT spending and budgetary issues. The increase in revenue in the nine-month period resulted from increasing acceptance of and demand for the Company’s smart token based information security products.

GROSS PROFIT MARGIN

Gross profit, as a percentage of revenue, increased to 60 percent in the three-month period ended September 28, 2002, from 56 percent in the three-month period ended September 29, 2001. The gross profit decreased to 50 percent from 56 percent when comparing the nine-month period of 2002 to that of 2001. The increase in gross profit percentage in the three-month period related primarily to a favorable product mix during the quarter. The reduction in percentage in the nine-month period was primarily due to a significant portion of the first quarter 2002 revenue consisting of USB tokens that are re-sold by Datakey and carry a much lower margin than Datakey’s standard products. The gross margin percentage for the balance of 2002 is expected to remain in the mid to high 50 percent range as the Company expects to ship products with more software content and works to reduce the cost of products that are expected to be re-sold.

OPERATING EXPENSES

Operating expenses decreased by $144,000 in the three-month period ended September 28, 2002, and decreased by $180,000 in the nine-month period, as management continued to control discretionary spending. Operating expenses during the balance of 2002 are expected to increase modestly.

INTEREST INCOME

Interest income, net of interest expense, decreased to $13,000 from $23,000 in the three-month period and decreased to $37,000 from $64,000 in the nine-month period, reflecting a lower rate of interest. Interest income is expected to decrease slightly over the balance of the year due to an expected decrease in cash.

OUTLOOK

There is evidence of a worldwide slowdown in IT spending in the commercial market as well as in the government market which has resulted in a stretching-out of our customers’ production delivery schedules. This “stretching out” of delivery schedules was first observed during the first quarter and continued in recent months to a greater extent than we thought would occur only a few months ago, and we are uncertain as to when more traditional delivery schedules will resume. Accordingly, we are revising our revenue guidance for the year to a range between $7 million and $8 million, and we will not be profitable in the fourth quarter of 2002.

RESULTS OF OPERATIONS
DISCONTINUED OPERATIONS
(Also See “Sale of Discontinued Business Segment” In Notes to Financial Statements)

REVENUE

Revenue from discontinued operations in the nine-month period ended September 28, 2002 was $852,000, compared to $2,368,000 during the same period in 2001. The majority of the discontinued business was sold in August 2001. The Company completed the final delivery under the final contract retained upon sale of the discontinued operation during the second quarter and will not report any revenue from discontinued operations going forward.

OPERATING INCOME AND LOSS

Discontinued operations reflected a gain of $351,000 in the nine-month period ended September 28, 2002. The Company does not expect to report any additional gain or loss from the sale of the EP business segment in the future.

LIQUIDITY AND FINANCIAL CONDITION

The Company experienced a decrease in cash of $406,000 in the three-month period ended September 28, 2002 and a decrease in cash of $837,000 in the nine-month period. The decrease in cash during the nine-month period ended September 28, 2002 related to the operating loss and an increase in inventory. This decrease was offset by a $669,000 decrease in trade receivables and $346,000 in proceeds received from the sale of common stock upon the exercise of certain warrants and pursuant to the employee stock purchase plan during the first quarter. The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

Accounts receivable declined $669,000 during the nine-month period ended September 28, 2002 primarily as a result of lower revenue in the quarter ended September 28, 2002. Accounts payable, likewise, declined $138,000 during the nine-month period as a result of a reduction in inventory purchases in the quarter ended September 28, 2002. Inventory increased by $93,000 during the nine-month period ended September 28, 2002 as the Company acquired additional parts and finished goods in preparation for an expected increase in revenue during the second half of 2002 which did not materialize.

Deferred revenue decreased $243,000 during the nine-month period ended September 28, 2002 as the amortization of deferred revenue during the nine-month period exceeded the additional deferred revenue booked. Deferred revenue consists of extended maintenance contracts from which the Company typically receives a percentage of revenue from the sale of products, and are amortized over the term of the contracts.

Datakey’s balance sheet reflects $4,683,000 in working capital as of September 28, 2002 and a current assets to current liabilities ratio of 4.7 to 1. The Company believes that its current level of cash will provide sufficient liquidity to fund operations for at least the next twelve months.

CONTRACTUAL CASH OBLIGATIONS

The Company presently has no long-term debt outstanding and its only contractual cash obligations are those from operating lease obligations. These lease obligations total $571,000 as shown below:

2002	$81,000	(remaining three months)
2003	307,000
*2004	154,000
thereafter	29,000

*The lease on the Company’s primary facility expires June 30, 2004.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements including that: (i) annual revenues in 2002 will range between $7 million and $8 million; (ii) gross margins will range between 55 and 60 percent; and (iii) the Company will have sufficient financial resources to fund its operations for at least 12 months. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected. These risks and uncertainties include that: (i) market acceptance and demand for the Company’s information security products may not increase at the rate expected or may decrease due to economic, competitive or other market conditions; (ii) that the Company’s sales may continue to be negatively impacted, and perhaps to a greater extent, due to the overall slowdown in the Information Technology market; (iii) that the Company’s sales may not continue to reflect a favorable product mix seen in the past quarter, and the Company’s expected sales of products with more software content may not materialize depending on the actual demand and timing of its customers; and (iv) the Company’s overall funding depends on actual sales given the state of the economy as well as its ability to effectively control expenses.

ITEM 3. CONTROLS AND PROCEDURES

In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented changes primarily to formalize and document the procedures. We have designed our disclosure controls and procedures to ensure that material information related to Datakey is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on October 16, 2002, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

We presented the results of our most recent evaluation to our independent auditors, McGladrey & Pullen, and the Audit Committee of the Board of Directors. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are adequate to ensure the clarity and material completeness of the Company’s disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

None.

(b)	Exhibits

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 23, 2002	Datakey, Inc.

	By:	/s/ Carl P. Boecher

Carl P. Boecher
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Alan G. Shuler

Alan G. Shuler
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     In connection with this Quarterly Report of Datakey, Inc. Inc. (the “Company”) on Form 10-QSB for the quarter ended September 28, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Carl P. Boecher, Chief Executive Officer of the Company, certify, pursuant to §302(a) of the Sarbanes-Oxley Act of 2002 and related rules, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Datakey, Inc. for the period ended September 28, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”);
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees which have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Additionally, pursuant to §906 of the Sarbanes-Oxley Act of 2002 and related rules, I, Carl P. Boecher, certify that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2002	Signature:	/s/	Carl P. Boecher

Carl P. Boecher
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     In connection with this Quarterly Report of Datakey, Inc. Inc. (the “Company”) on Form 10-QSB for the quarter ended September 28, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Alan G. Shuler, Chief Financial Officer of the Company, certify, pursuant to §302(a) of the Sarbanes-Oxley Act of 2002 and related rules, that:

1.	I have reviewed this quarterly report on Form 10-QSB of Datakey, Inc. for the period ended September 28, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”);
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b)
any fraud, whether or not material, that involves management or other employees which have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Additionally, pursuant to §906 of the Sarbanes-Oxley Act of 2002 and related rules, I, Alan G. Shuler, certify that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2002	Signature:	/s/	Alan G. Shuler

Alan G. Shuler
Vice President
Chief Financial Officer