Form 10KSB
period 2002-12-31
DATAKEY INC
filed 2003-03-28
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Series B Preferred Stock Purchase Rights Pursuant to Rights Agreement

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $8,127,000, which represents $7,257,000 for continuing operations and $870,000 for discontinued operations.

The aggregate market value of the Issuer’s Common Stock held by non-affiliates was approximately $6,924,582 based upon the closing sale price of the Issuer’s Common Stock on March 21, 2003.

As of March 21, 2003, there were 10,125,032 shares of the Issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 2003 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10, 11 and 12 of Part III.

     Transitional Small Business Disclosure Format (check one)    YES  ☐    NO  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Datakey Inc. was founded in 1976 as a manufacturer of rugged memory keys and tokens to reliably store and transfer electronic data. For more than two decades, the Company’s unique, easy-to-use “Data Keys” were integrated into a wide range of industrial and commercial applications throughout the world to help businesses run their equipment and control their operations with electronic information. One notable application for Datakey tokens was for accessing a cryptographic telephone used to protect private and sensitive communications between high-ranking government officials. Datakey delivered more than 1 million tokens to operate these cryptographic telephones.

     Recognizing the growing need to secure access to computer networks and to protect electronic data – Datakey memory key technology was revised and re-engineered to develop a prototype secure token for computer workstation authentication in 1989. Based on this secure token, Datakey pioneered the first cryptographic smart card used for digital signatures in 1991.

     During the 1990s, Datakey continued to refine and set the standards for cryptographic smart card technology, drawing upon its existing memory key technology to form the basis of its new smart card product line. With the divestiture of the company’s traditional Electronics Products (memory key) business unit in August 2001, Datakey today dedicates all its resources to delivering smart card technology for access and identity management.

Interoperable Smart Card Solutions for Access and Identity Management Datakey focuses on delivering complete smart card-based solutions that simplify access and identity management throughout the enterprise. We believe our solutions make it easier to administer digital identities and to manage access to corporate resources. In turn, it’s more convenient and secure for users to login to company resources by consolidating all credentials onto one smart card and automating access through a single smart card sign-on. The core components of Datakey’s solution set – its Management Center software, smart cards and card management system – enable enterprises to identity users and open doors in both the physical and online worlds.

     A strict adherence to industry standards allows Datakey technology to “plug and play” with more authentication/security software products than any other technology. Customers and partners alike rely on Datakey’s interoperable technology as the foundation for securing a wide range of their existing applications and environments.

Product Applications

Customers use Datakey smart cards and software for a diverse range of applications:

•	Smart ID Badge
Datakey smart cards, when combined with building access control technologies, function as both an employee’s physical ID as well as digital ID. The same smart card that is used for network and computer security can be personalized and printed with ID pictures to function as an employee’s ID badge, and fitted with a magnetic stripe or RF proximity technology for door access systems.

•	Password Management/Consolidation of Credentials
Datakey smart cards offer a medium for storing all of a user’s access credentials, including passwords, digital certificates, VPN/dial-up credentials or biometric templates. Instead of having to remember multiple passwords or maintain many certificates to access corporate applications and protected web sites, the user only has to remember one PIN to activate their smart card.

•	Network Authentication
Datakey smart card technology is used to enable secure network logon. Windows 2000, XP and later versions of Windows support smart card logon. In addition, digital certificate/PKI products can be deployed together with Datakey smart cards to enable secure network authentication and logon based on PKI.

Datakey smart card technology also works with dynamic password products to enable an enterprise to use one-time authentication codes for network access or application authentication. Datakey smart cards integrate seamlessly with one-time password and authentication server products.

•	Single Sign On
Datakey’s smart card solution enables Single Sign-On to company applications and resources. When the user logs into the network by inserting their smart card, they only enter their PIN one time for authentication. In doing so, the user gains access not only to the network, but also to company applications (accounting system, CRM, e-mail, etc.).

•	Secure E-mail
Microsoft Outlook and Outlook Express, and Netscape Messenger, support Datakey smart cards for digitally signing and encrypting e-mail messages. A user generates/stores their digital certificate and public/private key pair on their smart card, and through the built-in support in Outlook and Messenger, have the capability of digitally signing their e-mail message or encrypting an e-mail message when they possess a valid certificate from another user.

•	Computer Security
Datakey smart card technology protects access to an employee’s desktop/laptop computer, as well as protects the data that resides on that computer. Datakey smart cards can be used for pre-boot authentication, file/folder encryption and computer lock-down functions.

•	Secure VPN access
VPN technology gives remote or traveling users the ability to connect to the corporate network through a secure, encrypted tunnel. Many enterprises are using Datakey smart cards as part of their VPN solution to enable greater security for user authentication. A user’s credentials (whether password-based or a digital certificate) are stored on a Datakey smart card for greater flexibility, portability and security. These credentials travel with the user anywhere they carry their smart card.

•	Digital signature applications Datakey smart cards have been integrated with a range of applications for digitally signing XML-based forms, Adobe .pdf files and other documents.

Product Descriptions

Datakey CIP (Cryptographic Interface Provider). Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software. Password-based security, however, is often insufficient for public networks with connections, such as extranets and the Internet, outside of the organization. Datakey’s CIP allows enterprise users to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme—something that is owned (a hardware token) and something that is known (a password to activate the token)—for a much stronger level of security than password-based software solutions. CIP provides token add-ons to Cryptoki (PKCS-11) standard information security interface applications and for applications that incorporate Microsoft’s CryptoAPI (CAPI). It offers “load, plug and play” convenience for strong information security. CIP includes three elements:

•	A user-unique smart card or smart key “token” that holds critical information and performs the cryptographic functions necessary for information security.

•	A companion reader that plugs into a computer’s serial port, PCMCIA port or USB port.

•	Software that is installed in the workstation and interfaces to the application program.

Datakey CIP Thin. During 2001, Datakey introduced a “server-based” version of the “client based” CIP. CIP Thin contains all the features and functionality of CIP but is installed on the server instead of on each individual workstation.

Datakey DTK (Developers Tool Kit). DTK is a turnkey package to assist software developers in integration of Datakey hardware tokens and a public key infrastructure (PKI) into their applications. DTK is available in several configurations ranging from a token with a reader/writer and integration software, to the full PKI configuration that issues and manages hardware tokens and digital certificates. This product flexibility allows developers who utilize DTK to integrate just what is needed for their application.

Datakey CMS (Card Management System) CMS is a web-based smart card and digital credential management solution for enterprises – used to issue, manage and support Datakey cryptographic smart cards throughout the organization for identity-based applications. Datakey CMS gives enterprise customers a powerful, secure system that reduces the cost of deploying and supporting smart cards. Through innovative, policy-based enrollment features, Datakey CMS significantly reduces the time an enterprise must spend issuing and managing smart cards for geographically distributed users. Datakey CMS makes it easier to perform a wide range of critical digital credential management activities – everything from requesting or renewing a user’s digital credentials to revoking or re-issuing these credentials.

Datakey CIP Desktop CIP Desktop is a suite of complementary applications that work seamlessly with Datakey’s field-tested CIP software to extend the usability of Datakey smart cards with functions like password management, data storage and smart card configuration. CIP Desktop effectively extends the flexibility, functionality and power of smart cards for desktop security while continuing to enable the two-factor security and strong user authentication increasingly required in enterprise network environments.

     NEW PRODUCT FOR 2003

Datakey Axis. Axis is a smart card-based solution that simplifies access control and identity management throughout the enterprise. Datakey Axis makes it much more convenient and secure for users to login to company resources by consolidating all credentials/user identities onto one smart card and automating access through a Single Sign-On. With this product, we are primarily targeting enterprises that do not currently intend to install a PKI.

For the administrator, Datakey Axis Rapid Deploy Technology™ automates policy, credential and desktop management through a single, powerful Management Center. It makes it much easier to configure and deploy smart cards for access to a complete range of corporate resources – without requiring any changes to the existing infrastructure.

We plan to have this production ready during the second quarter of 2003. Success of this new product depends upon our demonstration that it does, indeed, make management of multiple passwords very easy for the administrator to maintain, that the smart card’s convenience far outweighs the cost, and that passwords in combination with smart cards are far more secure than passwords alone.

Large and medium-sized enterprises benefit from rapid return on investment (ROI) through an increase in productivity and a reduction in administrator workload.

OEM Private Label Products. Datakey also provides its family of information security products to OEM’s under their own private label.

OEM Technology Licensing. In addition to selling products, Datakey licenses its smart card operating system and CIP software to OEM’s for incorporation into their products. Licenses are sold on a per seat basis with revenue recognized at time of delivery to the customer, provided that Datakey has no significant cost or obligation beyond the original authorization to the silicon supplier.

Manufacturing

As a result of selling the Electronic Products business unit in August 2001, the Company no longer maintains an internal manufacturing capability. We do, however, control the manufacturing process for our cards with several outside assembly operations, and we buy our readers, with an imprinted Datakey logo, from several smart card reader companies.

Sources of Supply

The Company purchases a microprocessor, with its proprietary operating system masked into the chip, from a single source supplier. The Company is currently qualifying other suppliers of the microprocessor to reduce the dependency on one supplier.

Due to the unique nature of these cryptographic microprocessors, there are currently a limited number of alternative sources of supply and, due to different operating systems and other characteristics, one supplier’s microprocessors are not easily interchangeable with another. Should the present source of supply become inadequate or inferior to other offerings in the future or should its secondary suppliers be inadequate, the Company would be required to incur a significant cost and possibly experience a gap in supply to switch to a new supplier.

The Company continues to offer a Smart Key version of the smart card offering. Although this product has not received broad acceptance, several customers have expressed interest in it as an alternative to the card. If we receive orders for this product, the company that purchased our former EP business will be our sole source of supply.

Significant Customers

Sales to a group of the Company’s customers, representing agencies of the Canadian Government, totaled approximately $2,127,000, or 29% of net sales, during the year ended December 31, 2002, with one agency representing approximately $1,300,000, or 18% of net sales. Export sales to international customers, including Canada, from continuing operations, for 2002 and 2001 were approximately $4,168,000 and $5,206,000, or 57% and 67% of total sales, respectively. Direct and indirect sales to U.S. government agencies from continuing operations were approximately $1,756,000 and $1,250,000, or 24% and 16% of total sales, in 2002 and 2001, respectively.

Markets Served

Datakey smart card technology represents a strong solution for many organizations that face increasing challenges in the areas of access and identity management. Whether a company relies on usernames/passwords or digital certificates and PKI, Datakey smart card technology simplifies the experience for the administrator and end-user by consolidating all credentials on one smart card for complete corporate access. Datakey technology also continues to be ideally suited for those organizations that require the highest practical level of security for users accessing physical and logical resources like buildings, the corporate network and applications.

Datakey’s target customer base includes large and medium-size businesses worldwide. We sell our products principally through value-added resellers (VARs) and system integrators. Within the large enterprise segment, Datakey partners with system integrators to more specifically target Global 2000 corporations, government organizations and financial institutions. Expanding our base of VAR partners is critical to reaching the medium-size business market where demand for information security products is growing rapidly.

We team with the top information security companies in the industry, including Baltimore Technologies, Check Point Software, Computer Associates, Citrix, Entrust, Nortel, Precise Biometrics, RSA Security, Secure Computing, VASCO and VeriSign. We believe Datakey has earned the trust of these leading companies because our solutions work immediately and effectively with their security applications and software.

Customers

Currently, more than 800,000 users at more than 1,500 organizations worldwide take advantage of Datakey smart card technology. Our established history and widespread exposure to such a large number of demanding customer environments has allowed us to maintain our technology lead, providing better products and more responsive service than any other smart card developer.

The list of organizations using Datakey smart card technology speaks for itself. Included among the customers that Datakey is allowed to publicly identify are:

•	Bank of England	•	Siemens
•	Canadian Department of National Defence	•	U.S. Bureau of Labor Statistics
•	Federal Deposit Insurance Corporation (FDIC)	•	U.S. Department of Energy
•	ING Barings	•	U.S. Department of State
•	Rabobank	•	Wells Fargo Bank

In addition, industry-leaders such as Datacard, Rainbow Technologies (iKey 2000 series), SafeNet (SafeNet/Smart VPN), Clearstream and SWIFT rely on the strength of Datakey’s core technology and have integrated it as central components of their own product lines.

Sales in North America are generally conducted through direct sales representatives and value-added resellers. The Company has a number of resellers in Europe, South America and Asia/Pacific and plans to add more international resellers as appropriate to serve those markets. In 2002 and 2001, sales to domestic customers and the corresponding percentage of total revenue, were approximately $3,089,000 (43%) and $2,609,000 (33%), respectively. Sales to international customers, including Canada, and the corresponding percentage of revenue, were approximately $4,168,000 (57%) and $5,206,000 (67%), respectively, in 2002 and 2001.

Backlog

As of March 21, 2003, the Company had an order backlog from continuing operations totaling approximately $352,000. Although the orders generally contain scheduled shipment dates, they may be accelerated, delayed or canceled at the customer’s request. The Company does not believe that the current backlog is necessarily indicative of future backlog levels.

Competition

Information Security Solutions. Datakey currently offers token-based (smart card, smart key and iKey) information security solutions which are primarily utilized for electronic mail privacy, remote network authentication private and secure file transfer and digital signatures for electronic document authentication. The Company is continuing a significant product development effort to expand the applications and ease-of-use of its products and systems. See “Products—Information Security Solutions.”

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

The Company’s advanced information security products, some of which are released and some of which are currently in development, are based upon a smart card, smart key or iKey and utilize passwords, encryption and digital signatures. They also include extensive software to make the system user-friendly and seamless with common desktop software packages. There are several companies operating in this highly competitive and rapidly changing marketplace, however, and many of such companies have strong name recognition and vast financial resources. The Company believes it can compete on the basis of its unique design and ease of use. The initial reception to the Company’s products in the marketplace, beginning in late 1997, has been encouraging and sales of evaluation units, pilot programs and initial deployments of production programs have been progressing very well, although the worldwide economic slowdown has hindered this progress. There are no assurances, however, that the existing and future products will, in the long term, be accepted in the marketplace.

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

Research and Development, Engineering and Technical Support

In 2002 and 2001, research and development, engineering and technical support expenses (RDETS) were $2,314,000 and $2,325,000, respectively. The Company expects that RDETS expenses in 2003 will decrease by about nine percent (9%) as the Company plans to continue new product development and technical support at a reduced rate in light of current economic conditions.

Employees

As of March 21, 2003, the Company employs 33 full-time employees, 3 in procurement and materials handling, 3 in technical support, 11 in engineering, 10 in marketing/sales and 6 in general and administrative areas. The Company’s employees are not subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company’s corporate offices and shipping/warehouse facility, located at 407 West Travelers Trail, Burnsville, Minnesota, consist of approximately 25,000 square feet including approximately 13,000 square feet that is currently under a sublease between the Company and Datakey Electronics. Of the space not subleased, approximately one-third of the space is used for shipping and warehousing, and the balance for present and future office space. All of this space is rented under a lease that extends through June 2004. The annualized rent expense for the space currently occupied is $178,000, plus a portion of the operating expenses and real estate taxes. Sublease payments are approximately $100,000 per year.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company’s common stock is currently traded on the Nasdaq SmallCap Market under the symbol DKEY. The high and low sale prices for the common stock by quarter as reported by Nasdaq are set forth in the following table for 2002 and 2001.

On March 21, 2003, the Company had approximately 4,300 shareholders, including approximately 4,000 beneficial owners. The Company has never paid dividends on its common stock and does not plan to in the foreseeable future.

	Sale Prices

	High	Low

2002
1st Quarter	$6.99	$3.65
2nd Quarter	$5.05	$2.50
3rd Quarter	$3.60	$2.01
4th Quarter	$2.50	$1.35
2001
1st Quarter	$4.75	$2.00
2nd Quarter	$3.77	$1.63
3rd Quarter	$3.46	$1.58
4th Quarter	$6.35	$2.90

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The table below summarizes changes in selected operating indicators, showing certain income, cost and expense items as a percentage of total revenue from continuing operations for each of the past two years. Inflation has not been a significant factor in Datakey’s operations to date.

	Percentage of Total Revenue

Year Ended December 31,	2002	2001

Revenue	100%	100%
Cost and Expenses Cost of goods sold	50	43
Research and development, engineering and technical support	31	30
Marketing and sales	46	44
General and administrative	10	10
Total cost and expenses	137	127

Operating loss	(37)	(27)
Interest income	0	1

Loss before income taxes	(37)	(26)
Income taxes	—	—

Net loss from continuing operations	(37)%	(26)%

Comparison of 2002 with 2001

Continuing Operations

Total revenue: Total revenue was $7,257,000 in 2002 compared to $7,815,000 in 2001. This decline in revenue was attributable primarily to a general reduction in information technology spending as a result of the international economic slowdown and a related delay in adoption of Public Key Infrastructure (PKI) with which the Company’s products have primarily been designed to work. There is no assurance that the economy will improve materially or that potential customers will be willing to invest in PKI, even if the economy improves. The Company has not yet been able to prove that its products will ever achieve sufficient market acceptance to attain profitability.

Gross margins: The gross profit margin decreased to 50 percent in 2002 from 57 percent in 2001 principally due to delivery of about $1.3 million of USB tokens in the first quarter of 2002 for which the Company acts as a reseller and which carry significantly lower margins than the Company’s standard products.

Research and development, engineering and technical support (RDETS): Research and development, engineering and technical support expense decreased by one percent to $2,314,000 in 2002 from $2,325,000 in 2001. Such expenses represented 31 and 30 percent of sales in 2002 and 2001, respectively. RDETS decreased only slightly during 2002 as the Company continued the development and support of its information security products in spite of the slow economy.

Marketing and sales, General and administrative: Marketing and sales expense decreased three percent to $3,347,000 in 2002 from $3,461,000 in 2001. As a percentage of revenue these expenses increased from 44 to 46 percent. The decrease in 2002 marketing and sales expense primarily resulted from lower commissions paid on the lower level of sales.

General and administrative expenses decreased five percent to $707,000 in 2002 from $744,000 in 2001 primarily as a result of a reduction in payroll related expenses.

Interest income: Interest income, net of interest expense, decreased to $45,000 in 2002 from $79,000 in 2001, primarily due to a significant reduction in the market rate of interest on interest bearing accounts and reduced account in such balances due to use of cash to fund operating losses.

Income tax expense: As a result of the cumulative net operating loss carryovers of approximately $20,129,000 at December 31, 2002, and $17,936,000 at December 31, 2001, the Company recorded no income tax expense in either year.

Net loss. Net loss from continuing operations in 2002 was $2,668,000 compared to $2,006,000 in 2001, primarily due to the decrease in revenue and gross margin. Based on anticipated first quarter and 2003 revenues and profit margins, the Company believes that it will record a loss for the year comparable to the loss sustained in 2002.

Discontinued Operations

The Company announced in February 2001 that it planned to phase down or divest its EP business segment. Subsequently, the operations were sold in August 2001. As a result, the gain of $351,000, which was the result of the completion of the final contract, in 2002 and loss of $487,000 in 2001 were reflected as discontinued operations.

Comparison of 2001 with 2000

Continuing Operations

Total revenue: Total revenue was $7,815,000 in 2001 compared to $3,608,000 in 2000. The substantial increase in revenue was due to increasing acceptance and demand for our information security solutions’ products.

Gross margins: The gross profit margin increased to 57 percent in 2001 from 47 percent in 2000 primarily due to a significant reduction in the costs of materials used in cards and readers without a corresponding reduction in the selling price.

Research and development, engineering and technical support (RDETS): Research and development, engineering and technical support expense increased by 16 percent to $2,325,000 in 2001 from $2,003,000 in 2000. Such expenses represented 30 and 56 percent of sales in 2001 and 2000, respectively. RDETS expense increased during 2001 as the Company continued the development and support activities of its information security products.

Marketing and sales, General and administrative: Marketing and sales expense increased 56 percent to $3,461,000 in 2001 from $2,216,000 in 2000. As a percentage of revenue these expenses decreased from 61 to 44 percent. The increase in 2001 marketing and sales expense resulted from additions to the sales staff, increased commissions due to higher revenue and continuing promotional activities to promote the Company’s information security products. General and administrative expenses increased 28 percent to $744,000 in 2001 from $582,000 in 2000 primarily as a result of increases in legal, audit, insurance and employment related expenses.

Interest income: Interest income, net of interest expense, decreased to $79,000 in 2001 from $145,000 in 2000, primarily due to a significant reduction in the market rate of interest on interest bearing accounts.

Income tax expense: As a result of the cumulative net operating loss carryovers of approximately $17,936,000 at December 31, 2001, and $13,514,000 at December 31, 2000, the Company recorded no income tax expense in either year.

Net loss. Net loss in 2001 was $2,006,000 compared to $2,953,000 in 2000, primarily due to the substantial increase in revenue and gross margin that more than offset the increase in expenses.

Liquidity and Capital Resources

Cash as of December 31, 2002, was $2,563,000 as compared to $4,112,000 as of December 31, 2001. The Company had a $1,550,000 use of cash in 2002 as compared to a $2,580,000 increase in cash in 2001. The 2001 increase was due to proceeds from the sale of common stock during the year of $4,752,000, offset by the net loss of $2,493,000. The 2002 reduction in cash was primarily due to the $2,317,000 net loss. The net loss was due, in part, to significant expenditures totaling $5,661,000 in research, development, engineering, technical support, and sales and marketing which were related to the Company’s information security products. The Company invested $317,000 in equipment, licenses and patents in 2002 compared to $307,000 in 2001. Based on the Company’s projected quarterly burn rate, the Company will be able to fund its operations in 2003. Its ability to fund its operations in 2003 and thereafter will depend on its revenue, profitability and cash flow trends which significantly influence its need for and ability to obtain needed debt or equity financing. There is no assurance that such financing will be available when required.

Datakey’s balance sheet reflected $3,953,000 in working capital and a current assets to current liabilities ratio of 3.9 to 1 as of December 31, 2002.

Contractual Cash Obligations
The Company presently has no long-term debt outstanding and its only contractual cash obligations are those from operating lease obligations. These lease obligations total $429,000 over the next three years as shown in Note 7 to the financial statements.

We believe that our cash balance, along with moderate increases in revenue and tight control over expenditures, will fund our operations through at least the next 12 months.

Critical Accounting Policies
Our significant accounting policies are summarized in the notes to our financial statements. Some of the most critical policies are also discussed below.

Revenue Recognition and Deferred Revenue: The revenue from products and systems sold is recognized upon shipment to the customer as we have no future obligation for support, upgrades or other services. If the customer purchases an extended maintenance contract, revenue from the contract is deferred and recognized over the term of the contract.

Shipping and handling charges to customers are included in net sales. Shipping and handling costs incurred by us are included in cost of goods sold.

Software Development Costs: Our policy on software development costs is to charge to expense those costs of software development incurred until the point of technical feasibility is attained, at which time such costs are capitalized.

Technical feasibility for our current products was attained several years ago, before we were able to ascertain the market acceptance of the products. As a result, we charged these costs to operations, as the net realizable value was not determinable at that time. Costs in recent years have been comprised primarily of maintenance and customer support, which have been charged to operations. New product development and/or significant product enhancements in the future may result in an increased level of capitalized software costs.

Reserves and Review for Impairment: As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, license agreements and equipment and leasehold improvements. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $55,000 should be adequate for any exposure to loss in our December 31, 2002 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe the reserve of $165,000 is adequate. We have also reserved $7,870,000, at December 31, 2002, for our deferred tax assets as realization is uncertain until we have sustained profitable operations.

We depreciate our property and equipment and license agreements over their estimated useful lives, and we have not identified any items that are impaired except for one license agreement for which we wrote off $49,000 in 2002 and $45,000 in 2001.

Recently Issued Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement are effective for the December 31, 2002, financial statements. The interim reporting disclosure requirements will be effective for the Company’s Form 10-QSB for the quarter ending March 31, 2003. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of Statement No. 148 had no effect on the Company’s financial statements. However, the December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of Statement No. 148.

In January 2003, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, Accounting for Contingencies, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements. The December 31, 2002 financial statements have incorporated the enhanced disclosure requirements of FIN 45, as discussed in Note 1 to the financial statements under the caption “product warranty.”

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The disclosure requirements of FIN 46 currently apply to the Company and the balance of the requirements will apply to the Company as of the 3rd Quarter of 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

Outlook & Risks

Certain statements in this Annual Report are forward looking, are based upon current expectations and actual results may differ materially due to certain risks and uncertainties, including those set forth below.

Revenue: Revenue in the first quarter of 2003 is expected to be down significantly from the $2,500,000 in the first quarter of 2002, but is expected to increase gradually during the year. Revenue increases depend on customer acceptance and demand of the Company’s existing products as well as the new Axis product, the effectiveness of the Company’s marketing and sales organization, as well as general business, economic and competitive conditions.

If a well-established company with much greater resources develops or begins to aggressively market a competitive product, if new technology emerges that surpasses that of the Company, or if similar technology is offered at a significantly lower price, the Company could face significant competition obstacles that would further negatively impact the Company’s ability to meet its revenue goals. Based on anticipated first quarter revenues, there is no assurance that the Company will achieve its revenue plan.

Gross margins: A gradual improvement in gross profit margins during 2003 is expected through effective material purchasing and additional contribution from software applications being developed. Such an increase in gross margin depends on achievement of the expected purchasing prices, realization of the revenue increases, a continuation of improvement in manufacturing processes and general market conditions.

The Company’s gross profit margin will continue to be negatively impacted due to the resale of certain products for which we do not act as a principal supplier. Revenue, if any, from technology licensing fees would positively impact revenue because they carry a very high margin. Less than 5 percent of revenue in 2002 and 2001 arose from technology licensing fees.

On balance, therefore, the gross profit margin in 2003 may increase or decrease depending on how significant revenue from resale of products becomes in relation to technology licensing fees, and the extent to which we are successful in achieving additional reductions in material costs.

Research and development, engineering and technical support: The Company intends to reduce, by about 9 percent, funding for product development and support activities in 2003 compared to the level in 2002. The ability to maintain such funding depends in significant part on the Company’s ability to meet its 2003 revenue plan.

Marketing and sales, General and administrative: Marketing and sales expenses are expected to decrease by about 7 percent in 2003 to bring overall expenses in line with expected revenue and to conserve cash.

General and administrative expenses in 2003 are expected to decrease about 30 percent reflecting significant reductions in outside services, payroll and employee benefits expenses.

Profit unlikely: The Company’s goal is to gradually increase revenue and tightly control expenses during the year so that there is a higher likelihood of approaching profitability by year end, but the ability to achieve this goal depends on significantly improved revenues in the remaining three quarters and there is no assurance this will occur.

Financial resources. In 2003, the Company plans to maintain expenditures for product development, marketing activities and inventory levels to support anticipated revenue growth. The Company’s current plan estimates annual revenue will increase modestly over the 2002 level. The Company believes its working capital will be sufficient to fund its planned operations and product development and promotional activities in 2003. If the Company’s cash burn rate is increased significantly as a result of a continued decrease in revenue, the Company may be required to seek debt or equity financing prior to the end of 2003. In this circumstance, the Company’s ability to obtain financing of any kind could be problematic, and its ability to fund its operations could be materially adversely affected.

Change to Use of Calendar Quarters. During 2003, the Company has changed its quarterly reporting cycle from 13-week intervals, more commonly employed by manufacturing companies, to calendar quarters. The Company does not believe the change in reported results will be material to quarterly results and will not affect comparisons to results in previous quarters.

ITEM 7.	FINANCIAL STATEMENTS

     The following financial statements of the Company are included herein following the signature page of this Report on the pages set forth:

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by Item 9 regarding the Company’s directors and executive officers is incorporated by reference to the Company’s proxy statement for its 2003 Annual Meeting of Shareholders under the captions “Determination of Number and Election of Directors” and “Executive Officers of the Company.” The Company’s proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

     The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Compliance.”

ITEM 10.	EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the Company’s proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners.”

     The following table provides information concerning the Company’s equity compensation plans as of December 31, 2002.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans
	options, warrants and	options, warrants	(excluding securities
Plan Category	rights	and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,403,515	$3.51	416,173 (2)
Equity compensation plans not approved by security holders(1)	35,000	$3.63	50,000

TOTAL	1,438,515	$3.51	466,173

(1)	The only plan not approved by the Company’s shareholders is the 1994 Consultant Stock Option Plan (the “Plan”) adopted in 1994. The Plan provides for the granting of stock options to distributors, consultants, sales agents and dealers who are not employees of the Company, which options can be granted with such terms as determined by the Board of Directors. The only outstanding option under the Plan was granted at the fair market value on the date of grant, became exercisable in three annual increments and expires on October 31, 2005. No options have been granted pursuant to the Plan since November 1995.

(2)	Includes 56,121 shares available for issuance under the Company's 1998 Employee Stock Purchase Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

     The following exhibits are included in this report: See “Exhibit Index” immediately following the financial statements following the signature page of this Form 10-KSB.

(b)	Reports on Form 8-K.

     Datakey filed no reports on Form 8-K during the fourth quarter of 2002, but it did file a Form 8-K dated March 3, 2003 announcing the resignation of Carl Boecher as its President and Chief Executive Officer and the appointment of Tim Russell as President and Chief Executive Officer.

ITEM 14.	CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. No significant change has occurred in the Company’s internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003	DATAKEY, INC.

	BY:	/s/ Timothy L. Russell Timothy L. Russell Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated:

POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Timothy L Russell and Alan G. Shuler as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorneys-in-fact and agents, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURES	TITLES	DATE

/s/ Timothy L. Russell Timothy L. Russell	Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ Alan G. Shuler Alan G. Shuler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ Thomas R. King Thomas R. King	Director and Secretary	March 26, 2003

/s/ Terrence W. Glarner Terrence W. Glarner	Director	March 26, 2003

/s/ Carl P. Boecher Carl P. Boecher	Vice Chairman of the Board of Directors	March 20, 2003

/s/ Gary R. Holland Gary R. Holland	Chairman of the Board of Directors	March 20, 2003

/s/ Eugene W. Courtney Eugene W. Courtney	Director	March 26, 2003

2747866-6

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     In connection with this Annual Report of Datakey, Inc. Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Timothy L. Russell, Chief Executive Officer of the Company, certify, pursuant to §302(a) of the Sarbanes-Oxley Act of 2002 and related rules, that:

1.	I have reviewed this annual report on Form 10-KSB of Datakey, Inc. for the period ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”);
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	Signature:	/s/ Timothy L. Russell Timothy L. Russell Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     In connection with this Annual Report of Datakey, Inc. Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Alan G. Shuler, Chief Financial Officer of the Company, certify, pursuant to §302(a) of the Sarbanes-Oxley Act of 2002 and related rules, that:

1.	I have reviewed this annual report on Form 10-KSB of Datakey, Inc. for the period ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”);
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	Signature:	/s/ Alan G. Shuler Alan G. Shuler Chief Financial Officer

INDEPENDENT AUDITOR’S REPORT

To the Stockholders
Datakey, Inc.
Burnsville, Minnesota

We have audited the accompanying balance sheets of Datakey, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datakey, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  McGladrey & Pullen, LLP

Minneapolis, Minnesota
January 31, 2003

McGladrey & Pullen, LLP is an independent member firm of
RSM International, an affiliation of independent accounting
and consulting firms.

DATAKEY, INC.

BALANCE SHEETS
December 31, 2002 and 2001

ASSETS	2002	2001

Current Assets
Cash and cash equivalents	$2,562,611	$4,112,264
Trade receivables, less allowance for doubtful accounts of $55,000 in 2002 and $28,000 in 2001 (Note 6)	1,700,434	2,154,723
Inventories (Note 2)	996,532	926,028
Prepaid expenses and other	65,259	84,433
Net assets of discontinued operations (Note 9)	—	82,077

Total current assets	5,324,836	7,359,525

Other Assets
Licenses, less accumulated amortization (Note 10)	236,817	191,839

Equipment and Leasehold Improvements, at cost
Production tooling	23,650	209,752
Equipment	735,916	671,221
Furniture and fixtures	166,520	166,520
Leasehold improvements	310,912	146,812

	1,236,998	1,194,305
Less accumulated depreciation	927,844	803,548

	309,154	390,757

	$5,870,807	$7,942,121

See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

Current Liabilities
Accounts payable	$574,266	$566,345
Accrued expenses:
Compensation	287,718	313,098
Other	154,267	118,119
Deferred revenue	355,338	474,897

Total current liabilities	1,371,589	1,472,459

Commitments and Contingencies (Notes 7, 9 and 10)

Stockholders’ Equity (Notes 4 and 5)
Convertible preferred stock, voting, liquidation value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000 shares	375,000	375,000
Common stock, par value $0.05 per share; authorized 20,000,000 shares; issued and outstanding 10,082,750 shares in 2002 and 9,974,012 shares in 2001	504,138	498,701
Additional paid-in capital	18,921,150	18,580,288
Accumulated deficit	(15,301,070)	(12,984,327)

	4,499,218	6,469,662

	$5,870,807	$7,942,121

DATAKEY, INC.

STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001

Net sales (Note 6)	$7,257,109	$7,814,850

Costs and expenses:
Cost of goods sold	3,601,347	3,369,483
Research and development, engineering and technical support	2,314,391	2,325,037
Marketing and sales	3,346,501	3,460,675
General and administrative	707,296	744,335

Total costs and expenses	9,969,535	9,899,530

Operating loss	(2,712,426)	(2,084,680)
Interest income	44,637	109,028
Interest expense	—	(30,096)

Loss from continuing operations before income taxes	(2,667,789)	(2,005,748)
Income tax expense (Note 3)	—	—

Net loss from continuing operations	(2,667,789)	(2,005,748)

Discontinued operations (Note 9):
Gain (loss) on disposal of discontinued segment	351,046	(487,045)

Gain (loss) from discontinued operations	351,046	(487,045)

Net loss	$(2,316,743)	$(2,492,793)

Loss per share:
Basic and diluted loss from continuing operations	$(0.26)	$(0.21)
Basic and diluted gain (loss) from discontinued operations	0.03	(0.05)

Basic and diluted loss per common share	$(0.23)	$(0.26)

Weighted-average common shares:
Basic and diluted	10,074,871	9,714,002

See Notes to Financial Statements.

DATAKEY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002 and 2001

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2000	150,000	$375,000	8,269,173	$413,459	$13,906,744	$(10,491,534)	$4,203,669
Issuance of common stock (net of offering expenses of $297,066)	—	—	1,601,633	80,082	4,414,505	—	4,494,587
Exercise of stock options	—	—	87,840	4,392	210,916	—	215,308
Issuance of common stock in accordance with employee stock purchase plan (Note 5)	—	—	15,366	768	40,874	—	41,642
Compensation expense from stock options	—	—	—	—	7,249	—	7,249
Net loss	—	—	—	—	—	(2,492,793)	(2,492,793)

Balance, December 31, 2001	150,000	375,000	9,974,012	498,701	18,580,288	(12,984,327)	6,469,662
Exercise of stock options	—	—	6,667	333	9,667	—	10,000
Exercise of warrants	—	—	80,268	4,014	272,109	—	276,123
Issuance of common stock in accordance with employee stock purchase plan (Note 5)	—	—	21,803	1,090	59,086	—	60,176
Net loss	—	—	—	—	—	(2,316,743)	(2,316,743)

Balance, December 31, 2002	150,000	$375,000	10,082,750	$504,138	$18,921,150	$(15,301,070)	$4,499,218

See Notes to Financial Statements.

DATAKEY, INC.

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001

Cash Flows From Operating Activities
Net loss	$(2,316,743)	$(2,492,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170,528	233,403
Amortization	182,847	415,934
Utilization of reserve for loss of discontinued segment	—	(1,281,000)
Loss on disposal of equipment	682	144,146
Noncash compensation from stock options	—	7,249
Changes in assets and liabilities:
Trade receivables	536,366	(749,499)
Inventories	(70,504)	1,035,306
Prepaid expenses	19,174	28,743
Accounts payable	7,921	(177,808)
Deferred revenue	(119,559)	411,100
Other	10,768	7,048

Net cash used in operating activities	(1,578,520)	(2,418,171)

Cash Flows From Investing Activities
Purchases of equipment	(89,607)	(271,390)
Proceeds on sale of segment	—	550,000
Proceeds on sale of equipment	—	3,730
Purchased licenses	(227,825)	(36,000)

Net cash provided by (used in) investing activities	(317,432)	246,340

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	346,299	4,751,537

Increase (decrease) in cash and cash equivalents	(1,549,653)	2,579,706
Cash and Cash Equivalents
Beginning	4,112,264	1,532,558

Ending	$2,562,611	$4,112,264

Supplemental Disclosures of Noncash Items
Cash paid for interest	$—	$30,096

See Notes to Financial Statements.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Datakey, Inc. provides products and systems directed to the information security market, which enables user identification and authentication, secure data exchange and information validation. The Company discontinued a segment (Note 9) which provided electronic products, consisting of proprietary memory keys, cards and other custom-shaped tokens, that served as a convenient way to carry electronic information and were packaged to survive in portable environments. The Company has a wholly owned subsidiary which is inactive.

A summary of significant accounting policies follows:

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: For purposes of reporting in the statements of cash flows, the Company includes all cash accounts and all highly liquid debt instruments purchased with an original maturity of three months or less as cash and cash equivalents on the accompanying balance sheets.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Trade receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 60 days.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation: Depreciation of equipment and leasehold improvements is computed on the straight-line and accelerated methods over the following estimated useful lives:

Years

Production tooling	2-5
Equipment	3-7
Furniture and fixtures	7
Leasehold improvements	Life of lease

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition and deferred revenue: The revenue from products and systems sold by the information security business segment is recognized upon shipment to the customer, as the Company has no future obligation for support, upgrades or other services. If the customer purchases an extended maintenance contract, revenue from the contract is deferred and recognized over the term of the contract.

The revenue from products sold by the electronic products business segment is recognized upon shipment, FOB shipping point. This segment, now discontinued, fulfilled its last contract in 2002.

Shipping and handling charges to customers are included in net sales. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Software development costs: The Company’s policy is to charge to expense those costs of software development incurred until the point of technical feasibility is attained, at which time such costs are capitalized.

Technical feasibility for the Company’s current products was attained several years ago, before the Company was able to ascertain the market acceptance of the products. As a result, the Company charged these costs to operations, as the net realizable value was not determinable at that time. Costs in recent years have been comprised primarily of maintenance and customer support, which have been charged to operations. Company plans for new product development and/or significant product enhancements in the future may result in an increased level of capitalized software costs.

Research and development, engineering and technical support: Research and development costs, engineering and technical support are charged to expense as incurred and consist primarily of engineering expenses related to product development. Engineering and technical support consist primarily of maintenance of the Company’s products and systems. Research and development costs were approximately $1,903,000 and $1,972,000 during 2002 and 2001, respectively.

Advertising: Expenditures for advertising costs are expensed as incurred. Advertising and product promotion expense was approximately $106,000 and $83,000 during 2002 and 2001, respectively.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents and short-term trade receivables and payables for which current carrying amounts approximate fair value.

Loss per share: The Company computes basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during each year. Potential common shares, such as options and warrants, were not included in the computation of diluted loss per common share since their effect would be anti-dilutive. Due to the losses from continuing operations in 2002 and 2001, basic and diluted loss per share were the same for both years.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Recent accounting pronouncements: In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of the pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of the statement is effective for the December 31, 2002, financial statements. The interim reporting disclosure requirements will be effective for the Company’s March 31, 2003, 10-QSB. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of Statement No. 148 has no effect on the financial statements at this time. However, the December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of Statement No. 148, as presented below under the caption “Stock-based compensation.”

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The December 31, 2002, financial statements have incorporated the enhanced disclosure requirements of Interpretation No. 45, as presented in Note 1 to the financial statements under the caption “Product warranty.” The Company does not anticipate that this interpretation will have other effects on the financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary and where additional disclosures about such entities should be made. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The requirements of Interpretation No. 46 will apply to the Company for its quarter ending September 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Stock-based compensation: The Company regularly grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the year ended December 31, 2002. Compensation expense recorded for employee grants for the year ended December 31, 2001, was $7,249.

The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

	Years Ended December 31

	2002	2001

Net loss, as reported	$(2,316,743)	$(2,492,793)
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(747,322)	(699,141)

Net loss, pro forma	$(3,064,065)	(3,191,934)

Basic and diluted loss per share, as reported	$(0.23)	$(0.26)
Basic and diluted loss per share, pro forma	(0.30)	(0.33)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards generally are made each year.

Product warranty: The Company provides a limited 90-day warranty for the replacement of defective products. The Company’s standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Changes in the Company’s warranty liability are as follows:

	Years Ended December 31

	2002	2001

Balance, beginning	$26,894	$27,872
Reduction of accrual to estimated required amount based upon current experience	(20,000)	—
Payments made	(2,719)	(978)

Balance, ending	$4,175	$26,894

Note 2. Inventories

Inventories consist of the following components as of December 31, 2002 and 2001:

	2002	2001

Raw materials	$585,743	$764,249
Work in process	22,024	19,193
Finished goods	553,417	327,873
Inventory obsolescence reserve	(164,652)	(185,287)

	$996,532	$926,028

Note 3. Income Taxes

The income tax benefit is different from that which would be computed by applying the U.S. federal income tax rate (35 percent) to pretax loss as follows:

	December 31

	2002	2001

Computed “expected” federal tax benefit at statutory rates	$(811,000)	$(872,000)
Effect of net operating loss with no current benefit	811,000	872,000

Actual tax benefit	$—	$—

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes (Continued)

Deferred taxes consist of the following components as of December 31, 2002 and 2001:

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$7,247,000	$6,456,000
Research and development tax credit	415,000	349,000
Allowance for doubtful accounts	20,000	10,000
Inventory	59,000	58,000
Accrued expenses and deferred revenue	91,000	59,000
Contributions carryforward	7,000	7,000
Depreciation	31,000	20,000

Total gross deferred tax assets	7,870,000	6,959,000
Valuation allowance	(7,870,000)	(6,959,000)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that significant uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has provided a valuation allowance against them.

At December 31, 2002, the Company’s net operating loss and tax credit carryforwards expire as follows:

		Research and
		Development
	Operating Loss	Tax Credit
	Carryforward	Carryforward

2011	$1,850,000	$—
2012	3,540,000	113,000
2018	2,560,000	59,000
2019	2,450,000	67,000
2020	3,114,000	40,000
2021	4,422,000	70,000
2022	2,193,000	66,000

	$20,129,000	$415,000

The use of the federal net operating losses will be limited to $5.5 million per year under the provisions of the Internal Revenue Code, Section 382, which relates to a 50 percent change in control over a three-year period. Further changes of control may result in additional limitations of the remaining carryforward. Utilization of the carryforwards is dependent upon the Company attaining profitable operations in the future.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4. Stockholders’ Equity

Convertible preferred stock: The preferred stock is convertible at the rate of one share of common stock for each share of preferred stock, subject to certain anti-dilution adjustments. Conversion is mandatory in the event of certain future public offerings of corporate stock. The holders of the preferred stock have certain piggyback and demand registration rights, voting rights and a liquidation preference of $2.50 per share, and share in dividends paid on common stock.

Series B Preferred Stock: The Board of Directors has designated 120,000 shares of previously undesignated stock as Series B Preferred Stock. The shares have a par value of $0.05 per share and a liquidation value equal to the greater of $100 or 100 times the aggregate amount to be distributed per share to holders of common stock. Shares of Series B Preferred Stock are not convertible into shares of the Company’s common stock. Each share of Series B Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of 100 times the dividend declared per share of common stock. Each share of Series B Preferred Stock has 100 votes. In the event of any merger, consolidation or other transaction in which common stock is exchanged, each share of Series B Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. There are no shares of Series B Preferred Stock outstanding.

Shareholder Rights Plan: On October 19, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan, which took effect on October 26, 2001. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock or convertible preferred stock of the Company held by the shareholders of record as of the close of business on November 9, 2001. The Board further authorized the issuance of one right (subject to adjustment) with each share of common stock or convertible preferred stock issued subsequent to November 9, 2001, but prior to the expiration date. Each right entitles its holder to purchase one-hundredth of a share of Series B Preferred Stock at an exercise price of $60, subject to adjustment. The rights will only be exercisable if a person or group acquires, has the right to acquire, or has commenced a tender offer for 15 percent or more of the outstanding common stock. The rights are nonvoting, pay no dividends, expire on November 9, 2011, and may be redeemed by the Company for $0.001 per right at any time before the tenth day (subject to adjustment) after a 15 percent position is acquired. The rights have no effect on earnings per share until they become exercisable.

After the rights are exercisable, if the Company is acquired in a merger or other business combination, or if 50 percent or more of the Company’s assets are sold, each right will entitle its holder (other than the acquiring person or group) to purchase, at the then current exercise price, common stock of the acquiring entity having a value of twice the exercise price.

Undesignated stock: The Company has 9,480,000 shares of undesignated capital stock.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Stock Options and Warrants

As discussed in Note 1 to the financial statements, the Company accounts for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001:

	Years Ended December 31

	2002	2001

Expected dividend yield	—	—
Expected stock price volatility	99.17%	101.45%
Risk-free interest rate	2.54%	5.01%
Expected life of options	5.00 years	4.50 years
Weighted-average fair value of options granted during the year	$2.42	$2.03

The Company has reserved 1,800,000 common shares for issuance as qualified and nonqualified stock options for its key employees and directors. The Company has also reserved 100,000 common shares for issuance as nonqualified options to various distributors, dealers and consultants. Option prices are generally at the fair market value of the stock at the time an option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire 10 years after the date of grant, unless an earlier expiration date is set at the time of grant.

Additional information relating to all outstanding options as of December 31, 2002 and 2001, is as follows:

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,146,053	$3.66	1,059,423	$3.84
Options exercised	(6,667)	1.50	(87,840)	2.31
Options forfeited	(73,833)	4.47	(185,933)	3.46
Options granted	372,962	3.22	360,403	2.81

Options outstanding at end of year	1,438,515	$3.51	1,146,053	$3.66

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Stock Options and Warrants (Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding	Contractual	Average	Exercisable	Average
Range of	at December 31,	Life	Exercise	at December 31,	Exercise
Exercise Prices	2002	(Years)	Price	2002	Price

$0.01	7,354	7.84	$0.01	7,354	$0.01
$1.42 - $2.40	304,458	8.19	1.78	161,525	1.84
$2.50 - $3.625	539,861	6.37	3.07	298,906	3.15
$3.74 - $5.25	447,342	7.84	4.18	174,942	4.48
$5.38 - $7.563	79,500	7.26	6.23	56,334	6.29
$8.00 - $8.38	60,000	7.29	8.11	41,668	8.10

$0.01 - $8.38	1,438,515	7.31	$3.51	740,729	$3.67

At December 31, 2001, there were 542,154 options exercisable at a weighted-average exercise price of $3.81.

Employee stock purchase plan: Under its 1998 employee stock purchase plan, which became effective for the plan year beginning January 1, 1999, the Company is authorized to issue up to 100,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose each year to have up to 10 percent of their earnings withheld to purchase the Company’s stock at a price that is 85 percent of the lower of its beginning-of-year or end-of-year fair market value. During 2002 and 2001, 21,803 and 15,366 shares, respectively, were issued under the plan.

Warrants: The Company has issued warrants to purchase shares of common stock at prices between $1.25 and $6.60 per share. All warrants are currently exercisable. The following tables summarize information about warrants outstanding at December 31, 2002 and 2001:

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Warrants outstanding at beginning of year	3,075,511	$3.44	1,395,243	$3.93
Warrants exercised	(80,268)	3.44	—	—
Warrants granted	—	—	1,680,268	3.04

Warrants outstanding at end of year	2,995,243	$3.44	3,075,511	$3.44

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5. Stock Options and Warrants (Continued)

Warrants outstanding at December 31, 2002, expire as follows:

2003	$97,353
2004	10,000
2005	880,000
2006	1,600,000
2008	37,890
2009	370,000

$2,995,243

Note 6. Major Customers and International Sales

Major customers: Direct and indirect sales to U.S. government agencies from continuing operations were approximately $1,756,000 and $1,250,000, or 24 and 16 percent of total sales, in 2002 and 2001, respectively. Accounts receivable from U.S. government agencies were approximately $669,000 and $844,000 at December 31, 2002 and 2001, respectively. In addition, sales to agencies of the Canadian government were approximately $2,127,000, or 29 percent of net sales from continuing operations, during the year ended December 31, 2002. Accounts receivable from these customers were approximately $66,000 at December 31, 2002. Sales to these customers were approximately $4,152,000, or 53 percent of total sales, during the year ended December 31, 2001. Accounts receivable from these customers were approximately $511,000 at December 31, 2001. Sales to another customer (not a government agency) were approximately $1,159,000, or 16 percent of net sales from continuing operations, during the year ended December 31, 2002. Accounts receivable from this customer were approximately $182,000 at December 31, 2002.

International sales: Export sales to international customers, including Canada, from continuing operations, for 2002 and 2001 were approximately $4,168,000 and $5,206,000, or 57 and 67 percent of total sales, respectively. Accounts receivable from international customers were approximately $721,000 and $982,000 at December 31, 2002 and 2001, respectively. Sales to customers in Canada accounted for approximately $2,401,000, or 33 percent of sales, and sales to customers in Germany accounted for approximately $768,000, or 11 percent of sales, in 2002. No other individual country accounted for more than 10 percent of sales in 2002. Sales to customers in Canada, including agencies of the Canadian government, accounted for approximately $4,450,000, or 57 percent of sales in 2001. No other individual country accounted for more than 10 percent of sales in 2001.

Note 7. Commitments and Contingencies

The Company leases its office and warehouse facilities under a noncancelable operating lease, which expires in June 2004. In addition, certain items of equipment are leased under noncancelable operating leases through February 2007.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Commitments and Contingencies (Continued)

Future lease commitments are as follows:

2003	$278,000
2004	138,000
2005	13,000
2006	6,000
2007	1,000

$436,000

Rent expense totaled approximately $343,000 and $240,000 in 2002 and 2001, respectively.

In connection with the transaction described in Note 9, the Company is subleasing a portion of its office space. The Company will receive monthly rentals of $8,834 through June 2004. Sublease income during 2002 and 2001 was approximately $106,000 and $46,000, respectively.

Employee benefits: The Company maintains a voluntary 401(k) plan in effect for its employees. The Company offers a match of 25 percent of the employees’ contributions, up to 6 percent. The Company’s match was approximately $39,000 and $45,000 in 2002 and 2001, respectively. In addition, a discretionary contribution may be authorized by the Board of Directors. There were no discretionary contributions authorized in 2002 and 2001.

Note 8. Operating Segments

The Company had two reportable segments: ISS Information Security Solutions (ISS) and Electronic Products (EP). The ISS Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange and information validation. EP produced proprietary memory keys, cards and other custom-shaped tokens that serve as a convenient way to carry electronic information.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment transactions. The Company evaluates performance based on operating earnings of the respective segments. The following tables present information by segment. As further discussed in Note 9, the revenues and expenses of EP are reflected in the statements of operations on a net basis as loss from operations of discontinued segment.

	2002

	ISS	EP	Unallocated	Total

Revenue	$7,257,000	$870,000	$—	$8,127,000
Depreciation and amortization	313,000	40,000	—	353,000
Segment profit (loss)	(2,712,000)	351,000	45,000	(2,316,000)

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8. Operating Segments (Continued)

	2001

	ISS	EP	Unallocated	Total

Revenue	$7,815,000	$2,425,000	$—	$10,240,000
Depreciation and amortization	479,000	170,000	—	649,000
Segment profit (loss)	(2,085,000)	(487,000)	79,000	(2,493,000)

Note 9. Discontinued Operations

In February 2001, the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. The Company’s plan anticipated the phasedown of operations through December 31, 2001, and the 2000 financial statements were prepared as if the operation would be phased down. In August 2001, certain assets of the EP segment were sold to an unrelated party for $550,000. One customer contract was retained by the Company with final delivery taking place in 2002.

In 2000, an estimated loss of $1,281,000 on the phasedown of the EP segment was recognized and included the write-off of inventory, patents and equipment anticipated to remain at the date of closedown and expenses associated with the phasedown, net of estimated operating income through closedown. The loss from disposal of the discontinued segment in 2001 of $487,045 was the amount in excess of the loss estimated at December 2000, net of sales proceeds of $550,000. The Company fulfilled its final sales contract during 2002, and the gain on disposal of the discontinued segment was the profit realized on the contract in excess of the amounts previously estimated. The disposal of the segment is being accounted for as discontinued operations and, accordingly, its net assets have been segregated from continuing operations in the accompanying balance sheets, and the results of its operations have been excluded from continuing operations for all periods presented. There are no assets or liabilities remaining from the EP segment as of December 31, 2002. Net assets of $82,077 at December 31, 2001, represent accounts receivable which were collected in 2002.

The EP segment had total revenues of $870,052 and $2,425,299 in 2002 and 2001, respectively.

Note 10. Licenses

Licenses are stated at cost. The costs of the license agreements are amortized to cost of goods sold as the products incorporating the licensed units are sold or over the life of the agreement. Under these agreements, the Company generally agrees to purchase a minimum quantity of software units over a specified period of time.

	December 31

	2002	2001

Licenses:
Gross carrying amount	$546,000	$641,000
Accumulated amortization	(309,183)	(449,161)

Net carrying amount	$236,817	$191,839

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10. Licenses (Continued)

Aggregate amortization expense in 2002 was $182,847 and in 2001 was $343,122. The Company expects that the remainder of the December 31, 2002, carrying amount of the license agreements will be charged to amortization in 2003 based upon the expected sales of its products which incorporate the licenses. In 2002, the Company entered into a license agreement under which it purchased 15,000 licenses for $195,000 and agreed to a minimum future purchase of 70,000 licenses for $910,000 by March 2004. The Company presently expects to acquire and utilize the minimum number of licenses under the agreement by March 2004.

The Company reviews its license costs for impairment and records impairment charges if sales of products incorporating the licenses are less than expected. As a result, the Company recognized impairment expense of $48,667 in 2002 and $45,000 in 2001 to reduce the carrying amount of certain license costs to the amount required based on sales levels. These impairment charges are included in the caption “cost of goods sold” in the accompanying income statement.

DATAKEY, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2002

Exhibit No.	Description

3.1*	Restated Articles of Incorporation, as amended

3.2*	Restated Bylaws

4.1	Rights Agreement dated October 26, 2001 between the Company and Wells Fargo Bank, as Rights Agent, including Statement of Designation of Series B Preferred Stock, Summary of Rights to Purchase Shares of Series B Preferred Stock and Form of Rights Certificate included as exhibits (incorporated by reference to Exhibit to the Company’s Registration Statement on Form 8-A, Reg. No. 0-11447)

10.1	1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)**

10.2	Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)**

10.3	Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-KSB for fiscal year ended December 31, 1996)**

10.4	Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)

10.5	Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)

10.6	Employment Agreement between Alan G. Shuler and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for fiscal quarter ended April 3, 1999)**

10.7	1997 Management Incentive Plan, as amended March 10, 1997 (Incorporated by reference to Exhibit 10 to Form 10-QSB for fiscal quarter ended June 28, 1997)**

10.8	Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.9	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1997)**

10.10	Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997)**

10.11	Lease Extension and Expansion Agreement between the Company and Kraus-Anderson, Incorporated dated April 19, 1999 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended December 31, 1999)

E-1

Exhibit No.	Description

10.12	Employment Agreement between Timothy Russell and the Company dated August 16, 1999 (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1999)**

10.13	Employment Agreement between Colleen M. Kulhanek and the Company dated April 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 1, 2000)**

10.14	2001 Executive Incentive Plan (Incorporated by reference to Exhibit 10.17 to Form 10-KSB for the year ended December 31, 2000)**

10.15	Loan Agreement dated January 23, 2001 between the Company and Ray Lipkin and Unsecured Promissory Note dated January 26, 2001 in the amount of $500,000 (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the year ended December 31, 2000)

10.16	Asset Acquisition Agreement dated August 3, 2001 between Datakey, Inc. and Datakey Electronics, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K dated August 3, 2001)

10.17	2002 Executive Incentive Plan (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the year ended December 31, 2002)

10.18*	2003 Executive Incentive Plan**

10.19*	Employment Agreement between Carl P. Boecher and the Company effective March 1, 2003**

23.1*	Consent of Independent Accountant

24.1*	Power of attorney for Timothy L. Russell, Alan G. Shuler, Carl P. Boecher, Thomas R. King, Terrence W. Glarner, Gary R. Holland, Eugene W. Courtney (included on the signature page of this Form 10-KSB)

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith.

**	Designates a management contract or compensatory plan or arrangement.

2747866-6

E-2