Form 10QSB
period 2003-03-31
DATAKEY INC
filed 2003-05-13
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 0-11447

DATAKEY, INC

(Exact name of small business issuer as specified in its charter)

MINNESOTA	41-1291472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 WEST TRAVELERS TRAIL, BURNSVILLE, MN 55337

(Address of Principal Executive Offices)

Issuer’s telephone number: (952) 890-6850

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity as of April 21, 2003 is 10,125,032.

     Transitional Small Business Disclosure Format (check One):

Yes ☐      No ☒

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS DATAKEY, INC. BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$2,158,039	$2,562,611
Trade receivables, less allowance for doubtful accounts of $30,000 and $55,000	707,053	1,700,434
Inventories, less reserves for obsolescence of $154,000 and $164,000	786,062	996,532
Prepaid expenses and other	92,048	65,259

Total current assets	3,743,202	5,324,836

OTHER ASSETS
Prepaid licenses at cost less amortization of $316,230 and $309,183	285,021	236,817
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	30,230	23,650
Equipment	735,745	735,916
Furniture and fixtures	166,520	166,520
Leasehold improvements	310,912	310,912

	1,243,407	1,236,998
Less accumulated depreciation	(968,227)	(927,844)

	275,180	309,154

	$4,303,403	$5,870,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$369,826	$574,266
Accrued compensation	372,824	287,718
Accrued expenses-other	125,361	154,267
Deferred revenue	434,089	355,338

Total current liabilities	1,302,100	1,371,589

SHAREHOLDERS’ EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 10,082,750 in 2002 and 9,974,012 in 2001	506,251	504,138
Additional paid-in capital	18,970,198	18,921,150
Accumulated deficit	(16,850,146)	(15,301,070)

	3,001,303	4,499,218

	$4,303,403	$5,870,807

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,	March 30,
	2003	2002

Revenue	$794,368	$2,492,894
Cost of goods sold	605,873	1,500,634

Gross Profit	188,495	992,260
Operating expenses:
Research, development, technical support and engineering	548,558	582,109
Marketing and sales	775,717	882,177
General and administrative	418,293	197,139

Total operating expenses	1,742,568	1,661,425

Operating loss	(1,554,073)	(669,165)
Interest income	4,997	12,726

Loss from continuing operations before income taxes	(1,549,076)	(656,439)
Income tax expense	0	0

Net loss from continuing operations	($1,549,076)	($656,439)

Profit from operations of discontinued segment	0	0
Gain(loss) from disposal of discontinued segment	0	(10,722)

Net loss attributable to common stockholders	($1,549,076)	($667,161)

Basic and diluted loss per share from continuing operations	($0.15)	($0.07)

Basic and diluted loss per share from discontinued operations	—	—
Basic and diluted loss per share	($0.15)	($0.07)

Weighted average number of common shares outstanding-basic and diluted	10,114,491	10,050,436

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,549,076)	($667,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,383	30,417
Amortization	7,047	22,554
Change in assets and liabilities
(Increase) decrease in assets:
Trade receivables	993,381	(218,315)
Inventories	210,470	(263,101)
Prepaid expenses and other	(82,040)	26,477
Increase (decrease) in:
Accounts payable	(204,440)	214,567
Accrued expenses	56,200	70,431
Deferred revenue	78,751	23,927

Net cash used in operating activities	(449,324)	(760,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(6,409)	(61,583)

Net cash used in investing activities	(6,409)	(61,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	51,161	346,298

Net cash provided by financing activities	51,161	346,298

Decrease in cash	(404,572)	(475,489)
CASH AND CASH EQUIVALENTS
Beginning	2,562,611	4,112,264

Ending	$2,158,039	$3,636,775

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS
 Datakey, Inc. provides products and systems directed to the information security market, which enables user identification and authentication, secure data exchange and information validation. The Company discontinued, in 2000, a segment which provided electronic products, consisting of proprietary memory keys, cards and other custom-shaped tokens, that served as a convenient way to carry electronic information and were packaged to survive in portable environments. The Company has a wholly owned subsidiary which is inactive.

Note 2. BASIS OF PRESENTATION
 In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of March 31, 2003, and December 31, 2002, and results of its operations and cash flows for the three-month periods ended March 31, 2003, and March 30, 2002. The adjustments that have been made are of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2002 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2002.

Note 3. SOFTWARE DEVELOPMENT COSTS
 The Company’s policy is to charge to expense those costs of software development incurred until the point of technical feasibility is attained, at which time such costs are capitalized. No amounts have been capitalized due to uncertainties about the market acceptance of the underlying products.

Note 4. STOCK BASED COMPENSATION
The Company regularly grants options to its employees under various plans. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. Compensation expense recorded for employee grants for the quarters ended March 31, 2003 and March 30, 2002 was $5,500 and $0, respectively.

The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

	March 31, 2003	March 30, 2002

Net loss, as reported	($1,549,076)	($667,161)
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(192,793)	(173,942)

Net loss, pro forma	($1,741,869)	($841,103)
Basic and diluted loss per share, as reported	($.15)	($.07)
Basic and diluted loss per share, pro forma	($.17)	($.08)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards generally are made each year.

Note 5. PRODUCT WARRANTY
The Company provides a limited 90-day warranty for the replacement of defective products. The Company’s standard warranty policy requires the Company to repair or replace defective products at no cost to its customers. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate loss reserve levels. The warranty accrual was reduced in late 2002 to reflect the occurrence of fewer warranty claims.

Changes in the Company’s warranty liability are as follows:

	2003	2002

Balances, Beginning of quarter	$4,175	$26,894
Accruals for products sold	0	0
Payments made	672	324

Balances, End of quarter	$3,503	$26,570

Note 6. LICENSES
Licenses are stated at cost. The costs of the license agreements are amortized to cost of goods sold as the products incorporating the licensed units are sold or over the life of the agreement. Under these agreements, the Company generally agrees to purchase a minimum quantity of software units over a specified period of time.

Licenses:	March 31, 2003	December 31, 2002

Gross carrying amount	$601,251	$546,000
Accumulated amortization	(316,230)	(309,183)

Net carrying amount	$285,021	$236,817

Aggregate amortization expense is as follows:

Quarter ended March 31, 2003	$7,047
Quarter ended March 30, 2002	$22,554
Year ended December 31, 2002	$182,847

The Company expects that the remainder of the December 31, 2002, carrying amount of the license agreements will be charged to amortization in 2003 based upon the expected sales of its products which incorporate the licenses. In 2002, the Company entered into a license agreement, and amended the agreement in 2003, under which it purchased licenses for $195,000 and agreed to minimum future purchase of licenses for $325,000 by March 2004. The Company presently expects to acquire and utilize the minimum number of licenses under the agreement by March 2004.

The Company reviews its license costs for impairment and records impairment charges if sales of products incorporating the licenses are less than expected. As a result, the Company recognized impairment expense of $84,000 during the quarter ended March 31, 2003, $12,167 during the quarter ended March 30, 2002 and $48,667 for the year ended December 31, 2002 to reduce the carrying amount of certain license costs to the amount required based on sales levels. These impairment charges are included in the caption “cost of goods sold” in the accompanying income statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DATAKEY, INC.
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

REVENUE
 Revenue for the three-month period ended March 31, 2003, decreased by $1,699,000, or 68 percent, as compared to the same period in 2002. The significant decrease in revenue in the three-month period resulted from delays in our customers’ production delivery schedules created by the slowdown in IT spending and budgetary issues.

GROSS PROFIT MARGIN
 Gross profit, as a percentage of revenue, decreased to 24 percent in the three-month period ended March 31, 2003, from 40 percent in the three-month period ended March 30, 2002. The decrease in gross profit percentage in the three-month period related primarily to fixed overhead being spread over the significant reduction in revenue and a write-down of the book value of prepaid license fees due to a successful contractual reduction in the unit price paid for these licenses. The gross margin percentage for the balance of 2003 is expected to increase if the Company is successful in increasing quarterly revenue and selling products with more software content that contain a high margin.

OPERATING EXPENSES
 Operating expenses increased by $81,000 in the three-month period ended March 31, 2003, primarily as the result of accruals, in the amount of $278,000, for severance pay and other expenses related to a reduction in staff. Operating expenses during the balance of 2003 are expected to decrease significantly from the first quarter level.

INTEREST INCOME
 Interest income, net of interest expense, decreased to $5,000 from $13,000 in the three-month period, reflecting a lower rate of interest. Interest income is expected to decrease slightly over the balance of the year due to an expected decrease in cash.

OUTLOOK
 There is continuing evidence of a worldwide slowdown in IT spending in the commercial market as well as in the government market which has resulted in a “stretching-out” of our customers’ production delivery schedules. This stretching out of delivery schedules was first observed in 2002 and continued in recent months to a greater extent than we thought would occur. We are, therefore, uncertain as to when more traditional delivery schedules will resume. Accordingly, we are not providing revenue guidance at this time.

LIQUIDITY AND FINANCIAL CONDITION
 The Company experienced a decrease in cash of $405,000 in the three-month period ended March 31, 2003. The decrease in cash during the three-month period ended March 31, 2003 related to the operating loss, a $204,000 decrease in accounts payable and a $82,000 increase in prepaid license fees. The cash decrease was offset by a $993,000 decrease in trade receivables and $51,000 in proceeds received from the sale of common stock pursuant to the employee stock purchase plan. The statements of cash flows include discontinued operations as well as continuing operations in the periods presented.

Accounts receivable declined $993,000 during the three-month period ended March 31, 2003 primarily as a result of lower revenue in the quarter ended March 31, 2003. Accounts payable, likewise, declined $204,000 during the three-month period as a result of a reduction in inventory purchases in the quarter ended March 31, 2003. Inventory decreased by $210,000 during the three-month period ended March 31, 2003 as the Company curtailed inventory purchases in light of the reduction in revenue.

Deferred revenue increased $79,000 during the three-month period ended March 31, 2003 as the additional deferred revenue booked exceeded the amortization of deferred revenue during the three-month period. Deferred revenue consists of extended maintenance contracts from which the Company typically charges a fixed percentage of revenue from the sale of products, and are amortized over the term of the contracts.

Datakey’s balance sheet reflects $2,441,000 in working capital as of March 31, 2003 and a current assets to current liabilities ratio of 2.9 to 1. The Company believes that its current level of cash will provide sufficient liquidity to fund operations for at least the next twelve months.

CONTRACTUAL CASH OBLIGATIONS
 The Company presently has no long-term debt outstanding and its contractual cash obligations are those from minimum payments under a software license agreement and operating lease obligations. These obligations total $738,000 as shown below:

2003	$472,000	(remaining nine months)
2004*	236,000
2005	21,000
thereafter	9,000

     *The lease on the Company’s primary facility expires June 30, 2004.

OPERATING SEGMENTS
 Through July 31, 2001, the Company had two reportable segments: Electronic Products (EP) and Information Security Solutions (ISS). As discussed in the following notes, the EP segment has been shown as discontinued operations beginning in December 2000. The Electronic Products segment produced and marketed proprietary memory keys, cards, and custom-shaped tokens and systems that utilize these products that serve as a convenient way to carry electronic information. The assets related to the ongoing business of the EP business segment were sold in August 2001 and the final EP contract was fulfilled in 2002. The Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange, and information validation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment transactions. The Company evaluates performance based on operating earnings of the respective segments.

	Three Months Ended March 31, 2003

	EP	ISS	UNALLOCATED	TOTAL

Revenue	$0	$794,368		$794,368
Interest income (expense)			4,997	4,997
Depreciation and amortization	0	47,430		47,430
Segment profit (loss)	0	(1,554,073)	4,997	(1,549,076)

	Three Months Ended March 30, 2002

	EP	ISS	UNALLOCATED	TOTAL

Revenue	$18,450	$2,492,894		$2,511,344
Interest income (expense)			12,726	12,726
Depreciation and amortization	0	52,971		52,971
Segment profit (loss)	(10,722)	(669,165)	12,726	(667,161)

DISCONTINUED OPERATIONS
 In February 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. The plan anticipated the phase down of the operations through December 31, 2001, although the Company continued to pursue the possibility of selling the operations.

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date. The phase down of the segment was accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented. There were no net assets of the EP segment as of March 31, 2003 and December 31, 2002.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements including that: (i) annual revenues in 2003 will increase; (ii) gross margins will increase and (iii) the Company will have sufficient financial resources to fund its operations for at least 12 months. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected. These risks and uncertainties include that: (i) market acceptance and demand for the Company’s information security products may not increase at the rate expected or may decrease due to economic, competitive or other market conditions; (ii) that the Company’s sales may continue to be negatively impacted, and perhaps to a greater extent, due to the overall slowdown in the Information Technology market; (iii) that the Company’s sales may not continue to reflect a favorable product mix seen in past quarters, and the Company’s expected sales of products with more software content may not materialize depending on the actual demand and timing of its customers; and (iv) the Company’s overall funding depends on actual sales given the state of the economy as well as its ability to effectively control expenses.

ITEM 3. CONTROLS AND PROCEDURES

In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures. As a result of such review we implemented changes primarily to formalize and document the procedures. We have designed our disclosure controls and procedures to ensure that material information related to Datakey is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly reports are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on April 16, 2003, a date within 90 days prior to the filing of this quarterly report. We believe as of that date, such controls and procedures are operating effectively as designed.

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

A Form 8-K was filed on March 4, 2003 announcing the resignation of Carl P. Boecher as Chief Executive Officer and appointment of Timothy L. Russell as Chief Executive Officer of the Company effective March 3, 2003.

(b)	Exhibits

See Exhibit Index following Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003	Datakey, Inc.

	By:	/s/ Timothy L. Russell

Timothy L. Russell Chief Executive Officer (Principal Executive Officer)

	By:	/s/Alan G. Shuler

Alan G. Shuler Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

SARBANES-OXLEY SECTION 302 CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

I, Timothy L. Russell, Chief Executive Officer of Datakey, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Datakey, Inc. for the period ended March 31, 2003;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees which have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
	Signature:	/s/ Timothy L. Russell Timothy L. Russell Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION
OF CHIEF FINANCIAL OFFICER

I, Alan G. Shuler, Chief Financial Officer of Datakey, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Datakey, Inc. for the period ended March 31, 2003;

     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     2.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     3.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees which have a significant role in the registrant’s internal controls; and

     5.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	Signature:	/s/ Alan G. Shuler Alan G. Shuler Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended	Commission File No. 0-11447
March 31, 2003

DATAKEY, INC.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer