Form 10QSB
period 2003-06-30
DATAKEY INC
filed 2003-08-14
CIK 704914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 0-11447

DATAKEY, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1291472 (I.R.S. Employer Identification No.)

407 WEST TRAVELERS TRAIL, BURNSVILLE, MN 55337
(Address of Principal Executive Offices)

Issuer’s telephone number: (952) 890-6850

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity as of July 31, 2003 is 10,126,119.

     Transitional Small Business Disclosure Format (check One): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS DATAKEY, INC. BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,063,957	$2,562,611
Trade receivables, less allowance for doubtful accounts of $30,000 and $55,000	928,662	1,700,434
Inventories, less reserves for obsolescence of $194,000 and $164,000	575,058	996,532
Prepaid expenses and other	86,531	65,259

Total current assets	2,654,208	5,324,836

OTHER ASSETS
Patents at cost less amortization	6,220	0
Prepaid licenses at cost less amortization	357,831	236,817
of $324,539 and $309,183

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	30,230	23,650
Equipment	724,114	735,916
Furniture and fixtures	166,520	166,520
Leasehold improvements	310,912	310,912

	1,231,776	1,236,998
Less accumulated depreciation	(996,348)	(927,844)

	235,428	309,154

	$3,253,687	$5,870,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$324,140	$574,266
Accrued compensation	349,632	287,718
Accrued expenses-other	32,367	154,267
Deferred revenue	418,912	355,338

Total current liabilities	1,125,051	1,371,589

SHAREHOLDERS’ EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 10,126,119 in 2003 and 10,082,750 in 2002	506,306	504,138
Additional paid-in capital	18,969,951	18,921,150
Accumulated deficit	(17,722,621)	(15,301,070)

	2,128,636	4,499,218

	$3,253,687	$5,870,807

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2003	2002	2003	2002

Revenue	$1,032,692	$1,869,522	$1,827,060	$4,362,416
Cost of goods sold	567,878	826,118	1,173,751	2,326,752

Gross Profit	464,814	1,043,404	653,309	2,035,664

Operating expenses:
Research, development, technical support and engineering	517,246	590,020	1,065,804	1,172,129
Marketing and sales	706,823	794,849	1,482,540	1,677,026
General and administrative	117,079	198,288	535,372	395,427

Total operating expenses	1,341,148	1,583,157	3,083,716	3,244,582

Operating loss	(876,334)	(539,753)	(2,430,407)	(1,208,918)

Interest income	3,859	11,997	8,856	24,723

Loss from continuing operations before income taxes	(872,475)	(527,756)	(2,421,551)	(1,184,195)
Income tax expense	0	0	0	0

Net loss from continuing operations	$(872,475)	$(527,756)	$(2,421,551)	$(1,184,195)

Profit from operations of discontinued segment	0	0	0	0
Gain from disposal of discontinued segment	0	361,767	0	351,045

Net loss attributable to common stockholders	$(872,475)	$(165,989)	$(2,421,551)	$(833,150)

Basic and diluted loss per share from continuing operations	$(0.09)	$(0.05)	$(0.24)	$(0.12)

Basic and diluted income per share from discontinued operations		$0.04		$0.03

Basic and diluted loss per share	$(0.09)	$(0.02)	$(0.24)	$(0.08)

Weighted average number of common shares outstanding-basic and diluted	10,125,261	10,082,750	10,119,945	10,066,772

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 29	June 30,	June 29
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(872,475)	$(165,989)	$(2,421,551)	$(833,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,484	32,318	90,450	62,735
Amortization	8,309	31,104	15,356	53,658
Change in assets and liabilities (Increase) decrease in assets:
Trade receivables	(221,609)	675,005	771,772	456,690
Inventories	211,004	120,609	421,474	(142,492)
Prepaid expenses and other	(81,822)	(40,797)	(163,862)	(14,320)

Increase (decrease) in:
Accounts payable	(45,686)	(392,067)	(250,126)	(177,500)
Accrued expenses	(116,186)	(68,317)	(59,986)	2,114
Deferred revenue	(15,177)	(139,373)	63,574	(115,446)

Net cash provided by (used in) operating activities	(1,088,158)	52,493	(1,532,899)	(707,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements	(5,730)	(8,440)	(16,724)	(70,023)

Net cash used in investing activities	(5,730)	(8,440)	(16,724)	(70,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	(194)	0	50,969	346,298

Net cash provided by financing activities	(194)	0	50,969	346,298

Decrease in cash	(1,094,082)	44,053	(1,498,654)	(431,436)

CASH
Beginning	2,158,039	3,636,775	2,562,611	4,112,264

Ending	$1,063,957	$3,680,828	$1,063,957	$3,680,828

See Notes to Financial Statements

DATAKEY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS
 Datakey, Inc. provides products and systems directed to the information security market, which enables user identification and authentication, secure data exchange and information validation. In 2000 the Company discontinued a segment which provided electronic products, consisting of proprietary memory keys, cards and other custom-shaped tokens. Such products served as a convenient way to carry electronic information and were packaged to survive in portable environments. The Company has a wholly owned subsidiary which is inactive.

Note 2. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of June 30, 2003, and December 31, 2002, and results of its operations and cash flows for the three-month and six-month periods ended June 30, 2003, and June 29, 2002. The adjustments that have been made are of a normal recurring nature.

As discussed in the Liquidity and Financial Condition section of Management’s Discussion and Analysis or Plan of Operation, the Company is in need of additional capital to fund operations at the current level after the third quarter. The financial statements contained herein contain no adjustments that may be necessary should the Company be unable to obtain the needed financing.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2002 Datakey, Inc. Annual Report and in Form 10-KSB for the year ended December 31, 2002.

Note 3. SOFTWARE DEVELOPMENT COSTS
The Company’s policy is to expense those costs of software development incurred until the point of technical feasibility is attained, at which time such costs are capitalized. No amounts have been capitalized due to uncertainties about the market acceptance of the underlying products.

Note 4. STOCK BASED COMPENSATION
The Company regularly grants options to its employees under various plans. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. Compensation expense recorded for employee grants for the quarters ended June 30, 2003 and June 29, 2002 was $1,921 and $0, respectively. Compensation expense recorded for employee grants for the six-month periods ended June 30, 2003 and June 29, 2002 was $4,546 and $0, respectively. The Company also grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

Quarters Ended	June 30, 2003	June 29, 2002

Net loss, as reported	$(872,475)	$(165,989)
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(177,176)	(185,602)

Net loss, pro forma	$(1,049,651)	$(351,591)

Basic and diluted loss per share, as reported	$(.09)	$(.02)
Basic and diluted loss per share, pro forma	$(.10)	$(.03)

Six Month Periods Ended	June 30, 2003	June 29, 2002

Net loss, as reported	$(2,421,551)	$(833,150)
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(350,482)	(366,012)

Net loss, pro forma	$(2,772,033)	$(1,199,162)

Basic and diluted loss per share, as reported	$(.24)	$(.08)
Basic and diluted loss per share, pro forma	$(.27)	$(.12)

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

Changes in the Company’s warranty liability are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Balances, Beginning of period	$3,503	$26,570	$4,175	$26,894
Accruals for products sold	0	0
Payments made	78	929	750	1,253
Balances, End of period	$3,425	$25,641	$3,425	$25,641

Note 6. LICENSES
 Licenses are stated at cost. The costs of the license agreements are amortized to cost of goods sold as the products incorporating the licensed units are sold. Under these agreements, the Company generally agrees to purchase a minimum quantity of software units over a specified period of time.

Licenses:	June 30, 2003	December 31, 2002

Gross carrying amount	$682,370	$546,000
Accumulated amortization	(324,539)	(309,183)

Net carrying amount	$357,831	$236,817

Aggregate amortization expense is as follows:

Quarter ended June 30, 2003	$8,309
Quarter ended June 29, 2002	$31,104
Six months ended June 30,2003	$15,356
Six months ended June 29, 2002	$53,658
Year ended December 31, 2002	$182,847

The Company expects that the remainder carrying amount of the license agreements as of the December 31, 2002 will be charged to amortization in 2003 and 2004 based upon the expected sales of its products which incorporate the licenses. In 2002, the Company entered into a license agreement, and amended the agreement in 2003, under which it purchased licenses for $195,000 and agreed to minimum future purchase of licenses for $325,000 by March 2004. The Company presently expects to acquire and utilize the minimum number of licenses under the agreement by the end of 2004.

The Company reviews its license costs for impairment and records impairment charges if sales of products incorporating the licenses are less than expected. As a result, the Company recognized no impairment expense during the quarter ended June 30, 2003, $12,167 during the quarter ended June 29, 2002 and $48,667 for the year ended December 31, 2002 to reduce the carrying amount of certain license costs to the amount required based on sales levels. These impairment charges are included in the caption “cost of goods sold” in the accompanying income statement.

Note 7. Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply Statement No. 150 for the quarter beginning on July 1, 2003.

The Company does not expect the application of Statement No. 150 to have a material effect on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DATAKEY, INC.

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

REVENUE
 Revenue for the three-month period ended June 30, 2003, decreased by $837,000, or 45 percent, as compared to the same period in 2002. Revenue for the six-month period ended June 30, 2003 decreased by $2,535,000 or 58 percent, as compared to the same period in 2002. The significant decrease in revenue in the three-month and six-month periods resulted primarily from a reduction demand for our products created by the slowdown in IT spending and budgetary issues.

GROSS PROFIT MARGIN
 Gross profit, as a percentage of revenue, decreased to 45 percent and 36 percent in the three-month and six-month periods, respectively, ended June 30, 2003, from 56 percent and 47 percent in the three-month and six-month periods, respectively, ended June 29, 2002. The decrease in gross profit percentage in the three-month and six-month periods related primarily to fixed overhead being spread over the significant reduction in revenue and a write-down in Q1 2003 of the book value of prepaid license fees due to a successful contractual reduction in the unit price paid for these licenses. The gross margin percentage for the balance of 2003 is expected to increase if the Company is successful in increasing quarterly revenue and selling products with more software content that contain a high margin.

OPERATING EXPENSES
 Operating expenses decreased by $242,000 in the three-month period and $161,000 in the six-month period ended June 30, 2003, primarily as the result of a reduction in personnel and discretionary expenditures offset by accruals, in the amount of $278,000 during the first quarter of 2003, for severance pay and other expenses related to a reduction in staff. Operating expenses during the balance of 2003 are expected to remain at approximately the level reflected in the second quarter.

INTEREST INCOME
 Interest income, net of interest expense, decreased to $4,000 and $8,000 in the three-month and six-month periods ended June 30, 2003 from $12,000 and $25,000 in the three-month and six-month periods ended June 29, 2002, reflecting a lower rate of interest and a reduction in cash. Interest income is expected to decrease slightly over the balance of the year due to a further expected decrease in cash.

OUTLOOK
 There is continuing evidence of a worldwide slowdown in IT spending in the commercial market as well as in the government market which has resulted in a reduction in new orders placed. Although we are beginning to see a gradual improvement in orders and a slightly more positive attitude about future orders when communicating with customers we are unable to determine when or if a measurable increase in orders will occur. Accordingly, we are not providing revenue guidance at this time.

LIQUIDITY AND FINANCIAL CONDITION
 The Company experienced a decrease in cash of $1,095,000 in the three-month period ended June 30, 2003. The decrease in cash during the three-month period ended June 30, 2003 related to the operating loss, a $222,000 increase in accounts receivable, a $177,000 decrease in accounts payable, accrued expenses and deferred revenue and a $82,000 increase in prepaid license fees. The cash decrease was offset by a $211,000 decrease in inventory. The statements of cash flows include discontinued operations as well as continuing operations in the 2002 periods.

Accounts receivable increased $222,000 during the three-month period ended June 30, 2003 primarily as a result of an increase in revenue in the quarter ended June 30, 2003 compared to the quarter ended March 31, 2003. Accounts payable declined $46,000 during the three-month period as a result of a reduction in inventory purchases in the quarter ended June 30, 2003. Inventory decreased by $211,000 during the three-month period ended June 30, 2003 as the Company curtailed inventory purchases in light of the reduction in revenue.

Deferred revenue decreased $15,000 during the three-month period ended June 30, 2003 as the additional deferred revenue booked was less than the amortization of deferred revenue during the three-month period. Deferred revenue consists of extended maintenance contracts from which the Company typically charges a fixed percentage of revenue from the sale of products, with such amounts amortized over the term of the contracts.

Datakey’s balance sheet reflects $1,529,000 in working capital as of June 30, 2003 and a current assets to current liabilities ratio of 2.4 to 1. The Company believes that its current level of cash will provide sufficient liquidity to fund operations for the third quarter. The Company believes that it will need to raise capital to continue funding its operations in its current form beyond the third quarter. There are no assurances that the Company will be successful in raising capital at competitive rates or at all. If the Company is unsuccessful in raising a minimum of $1 million in new capital by the end of the third quarter, management actions will be required to curtail its operations. Even if operations are curtailed, without additional funding there are no assurances that the Company would be able to continue its operations much beyond the third quarter. In addition, in order to maintain the listing of its Common Stock on the Nasdaq Stock Market, the Company must meet certain financial tests (including, but not limited to, a minimum bid price of our Common Stock of $1.00). Except for a few days, the Company’s Common Stock has consistently traded below the $1.00 minimum level since March 3, 2003, and the Company was notified by Nasdaq that its Common Stock would be delisted if it did not regain compliance with this listing requirement prior to October 14, 2003. The Company’s Common Stock has continued to trade substantially below $1.00, and there is no assurance that it will meet the compliance requirement prior to October 14, 2003. In addition, the National Association of Securities Dealers has a minimum listing requirement of $2.5 million of minimum net equity (unless either the market value of a company’s securities exceeds $35 million or the company has net income of at least $500,000). As of June 30, 2003, the Company no longer met such minimum net equity requirement or alternative requirements; and, on August 6, 2003, it received notice from Nasdaq that it was reviewing the Company’s eligibility for continued listing on Nasdaq. By August 20, 2003, Datakey must present to Nasdaq staff a specific plan to achieve and sustain compliance with this requirement. Given the Company’s current financial status and need for additional capital, there is no assurance that it will be able to either present a plan acceptable to Nasdaq or meet the net capital requirement in the future. Failure to meet either or both the minimum bid price and the minimum net equity requirements (or a plan acceptable to Nasdaq) will likely cause the Company to be delisted from the Nasdaq Stock Market. If the Company’s Common Stock does not remain listed on Nasdaq, the market price and liquidity of our Common Stock would likely be impaired.

CONTRACTUAL CASH OBLIGATIONS
 The Company presently has no long-term debt outstanding and its contractual cash obligations are those from minimum payments under a software license agreement and operating lease obligations. These obligations total $497,000 as shown below:

2003	$231,000	(remaining six months)
2004*	236,000
2005	21,000
thereafter	9,000

*	The lease on the Company’s primary facility expires June 30, 2004.

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

	Three Months Ended June 30, 2003				Six Months Ended June 30, 2003

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED	TOTAL

Revenue	$0	$1,032,692	$—	$1,032,692	$0	$1,827,060	$—	$1,827,060
Interest income (expense)			3,859	3,859			8,856	8,856
Depreciation and amortization	0	53,793		53,793	0	105,806		105,806
Segment profit (loss)	0	(876,334)	3,859	(872,475)	0	(2,430,407)	8,856	(2,421,551)

	Three Months Ended June 29, 2002				Six Months Ended June 29, 2002

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED	TOTAL

Revenue	$851,601	$1,869,522	$—	$2,721,123	$870,051	$4,362,416	$—	$5,232,467
Interest income (expense)			11,997	11,997			24,723	24,723
Depreciation and amortization	0	63,422		63,422	0	116,393		116,393
Segment profit (loss)	$361,767	(539,753)	11,997	(165,989)	351,045	(1,208,918)	24,723	(833,150)

DISCONTINUED OPERATIONS
 In February 2001 the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. The plan anticipated the phase down of the operations through December 31, 2001, although the Company continued to pursue the possibility of selling the operations.

The estimated loss, taken in 2000, on the phase down of the EP segment included the write-off of inventory, patents, and equipment anticipated to remain at the date of closedown and expenses associated with the phase down, net of estimated operating income through that date. The phase down of the segment was accounted for as discontinued operations and, accordingly, its net assets and net liabilities have been segregated from continuing operations in the balance sheets and the results of operations have been excluded from continuing operations for all periods presented. There were no net assets of the EP segment as of June 30, 2003 and December 31, 2002.

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

Under terms of the primary contract retained upon sale of the EP segment, the customer was required to provide certain components that were necessary to complete the manufacture and shipment of the final product, provide necessary test fixtures and also was required to approve the final test results prior to shipping the product. Due to a delay in delivery of the customer provided materials and a delay in providing the necessary test fixtures, the completion date of the contract extended beyond the date that was initially expected at the time the EP segment was sold.

During the second quarter of 2002, the Company completed the final delivery under the contract retained at the time of sale of the EP segment and realized a profit of $361,767. This amount was reflected on the Income Statement as gain on disposition of discontinued operation. This completed the sale of the EP segment and no further gain or loss from discontinued operations is expected.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Management’s Discussion and Analysis contains certain forward-looking statements including that: (i) annual revenues in 2003 will increase; (ii) gross margins will increase and (iii) the Company will have sufficient financial resources to fund its operations for the next quarter. These statements are subject to certain risks and uncertainties which may cause actual results to differ materially from those projected. These risks and uncertainties include that: (i) market acceptance and demand for the Company’s information security products, including the new Axis product, may not increase at the rate expected or may decrease due to economic, competitive or other market conditions; (ii) that the Company’s sales may continue to be negatively impacted, and perhaps to a greater extent, due to the overall slowdown in the Information Technology market; (iii) that the Company’s sales may not continue to reflect a favorable product mix seen in past quarters, and the Company’s expected sales of products with more software content may not materialize depending on the actual demand and timing of its customers; and (iv) the Company’s overall funding depends on actual sales given the state of the economy as well as its ability to effectively control expenses in general while pursuing financing options.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company held its Annual Meeting on Wednesday, May 28, 2003.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement, and all nominees were elected.

By 7,529,689 votes in favor, with 216,716 votes opposed, and 25,217 votes abstaining, the shareholders set the number of directors at six (6).

The shareholders elected the nominees named below for Class II Directors, each to serve a three-year term, pursuant to the following votes:

	NUMBER OF	NUMBER OF VOTES
NOMINEE	VOTES FOR	WITHHELD

Carl P. Boecher	6,941,931	829,691
Eugene W. Courtney	6,955,344	816,578

The terms of Gary Holland, Thomas King, Terrence Glarner and Timothy Russell, as directors of the Company, continued after the meeting. On August 11, 2003, the Company announced that Gary Holland had resigned as a director of the Company.

The shareholders approved, by a vote of 7,377,546 in favor, with 376,809 against and 17,267 abstaining, an increase in the shares under the 1998 Employee Stock Purchase Plan from 100,000 to 200,000.

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company, for the fiscal year ending December 31, 2003, by 7,577,196 votes in favor, 183,626 opposing and 10,800 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

           See Exhibit Index following Certifications

(b)	Reports on Form 8-K

A Form 8-K dated April 24, 2003 was filed announcing the financial results for the quarter ended March 31, 2003 and announcing that the Company had received a notice of potential delisting from Nasdaq for failure to meet the $1 minimum bid price rule.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003	Datakey, Inc.

	By:	/s/ Timothy L. Russell Timothy L. Russell Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan G. Shuler Alan G. Shuler Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended June 30, 2003	Commission File No. 0-11447

DATAKEY, INC.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002