Form 10QSB
period 2003-09-30
DATAKEY INC
filed 2003-11-14
CIK 704914

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number 0-11447

DATAKEY, INC.
(Exact name of small business issuer as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1291472 (I.R.S. Employer Identification No.)

407 WEST TRAVELERS TRAIL, BURNSVILLE, MN 55337
(Address of Principal Executive Offices)

Issuer’s telephone number: (952) 890-6850

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    ✓      No

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity as of October 31, 2003 is 11,729,773.

     Transitional Small Business Disclosure Format (check One):

Yes          No    ✓

BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX TO FORM 10-QSB
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32.1 Certification of CEO - Section 906
EX-32.2 Certification of CFO - Section 906

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DATAKEY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$397,384	$2,562,611
Trade receivables, less allowance for doubtful accounts of $30,000 and $55,000	1,139,648	1,700,434
Inventories, less reserves for obsolescence of $181,000 and $164,000	495,440	996,532
Prepaid expenses and other	81,118	65,259

Total current assets	2,113,590	5,324,836

OTHER ASSETS
Patents at cost less amortization	15,599	0
Prepaid licenses at cost less amortization	373,141	236,817
of $335,229 and $309,183
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost
Production tooling	30,230	23,650
Equipment	724,487	735,916
Furniture and fixtures	166,520	166,520
Leasehold improvements	310,912	310,912

	1,232,149	1,236,998
Less accumulated depreciation	(1,042,738)	(927,844)

	189,411	309,154

	$2,691,741	$5,870,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$380,390	$574,266
Accrued compensation	296,241	287,718
Accrued expenses-other	120,553	154,267
Deferred revenue	422,726	355,338

Total current liabilities	1,219,910	1,371,589

SHAREHOLDERS’ EQUITY
Convertible preferred stock, voting, stated value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $.05 per share; authorized 20,000,000 shares; issued and outstanding 10,129,773 in 2003 and 10,082,750 in 2002	507,322	504,138
Additional paid-in capital	18,982,012	18,921,150
Accumulated deficit	(18,392,503)	(15,301,070)

	1,471,831	4,499,218

	$2,691,741	$5,870,807

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2003	2002	2003	2002

Revenue	$1,268,323	$1,387,781	$3,095,383	$5,750,197
Cost of goods sold	601,874	558,606	1,775,625	2,885,358

Gross Profit	666,449	829,175	1,319,758	2,864,839
Operating expenses:
Research, development, technical support and engineering	468,231	578,427	1,534,035	1,750,556
Marketing and sales	758,472	762,878	2,241,012	2,439,904
General and administrative	111,110	223,625	646,482	619,052

Total operating expenses	1,337,813	1,564,930	4,421,529	4,809,512

Operating loss	(671,364)	(735,755)	(3,101,771)	(1,944,673)
Interest income	1,482	12,692	10,338	37,415

Loss from continuing operations
before income taxes	(669,882)	(723,063)	(3,091,433)	(1,907,258)
Income tax expense	0	0	0	0

Net loss from continuing operations	($669,882)	($723,063)	($3,091,433)	($1,907,258)

Gain from disposal of discontinued segment	0	0	0	351,045

Net loss	($669,882)	($723,063)	($3,091,433)	($1,556,213)

Basic and diluted loss per share from continuing operations	($0.07)	($0.07)	($0.31)	($0.19)

Basic and diluted income per share from discontinued operations	$0.00	$0.00	$0.00	$0.04
Basic and diluted loss per share	($0.07)	($0.07)	($0.31)	($0.15)

Weighted average number of common shares outstanding-basic and diluted	10,128,820	10,082,750	10,122,936	10,072,138

See Notes to Financial Statements

DATAKEY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($669,882)	($723,063)	($3,091,433)	($1,556,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,390	56,701	136,840	119,436
Amortization	10,690	21,799	26,046	75,457
Change in assets and liabilities
(Increase) decrease in assets:
Trade receivables	(210,986)	212,002	560,786	668,692
Inventories	79,618	49,225	501,092	(93,267)
Prepaid expenses and other	5,413	(82,093)	(15,859)	(42,755)
Increase (decrease) in:
Accounts payable	56,250	39,090	(193,876)	(138,410)
Accrued expenses	34,793	171,168	(25,191)	173,282
Deferred revenue	3,814	(127,119)	67,388	(242,565)

Net cash used in operating activities	(643,900)	(382,290)	(2,034,207)	(1,036,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for patents and licenses	(35,379)	(21,799)	(177,969)	(75,457)
Purchase of equipment and leasehold improvements	(373)	(1,653)	(17,097)	(71,676)

Net cash used in investing activities	(35,752)	(23,452)	(195,066)	(147,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	13,079	0	64,046	346,298

Net cash provided by financing activities	13,079	0	64,046	346,298

Decrease in cash	(666,573)	(405,742)	(2,165,227)	(837,178)
CASH
Beginning	1,063,957	3,680,828	2,562,611	4,112,264

Ending	$397,384	$3,275,086	$397,384	$3,275,086

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

Note 2. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of September 30, 2003, and December 31, 2002, and results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2003, and September 28, 2002. The adjustments that have been made are of a normal recurring nature.

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

Note 4. STOCK BASED COMPENSATION
The Company regularly grants options to its employees under various plans. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. No compensation expense recorded for employee grants for the quarters ended September 30, 2003 and September, 2002. Compensation expense recorded for employee grants for the nine-month periods ended September 30, 2003 and September 28, 2002 was $4,546 and $0, respectively. The Company also periodically grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

	September 30,	September 28,
Quarters Ended	2003	2002

Net loss, as reported	($669,882)	($723,023)
Deduct total stock-based employee compensation
expense determined under the fair value- based method for all awards	(149,383)	(192,196)

Net loss, pro forma	($819,265)	($915,209)
Basic and diluted loss per share, as reported	($.07)	($.07)
Basic and diluted loss per share, pro forma	($.08)	($.09)

	September 30,	September 28,
Nine Month Periods Ended	2003	2002

Net loss, as reported	($3,091,433)	($1,556,213)
Deduct total stock-based employee compensation
expense determined under the fair value- based method for all awards	(498,103)	(558,208)

Net loss, pro forma	($3,589,536)	($2,114,421)
Basic and diluted loss per share, as reported	($.31)	($.15)
Basic and diluted loss per share, pro forma	($.35)	($.21)

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

Changes in the Company’s warranty liability are as follows:

	Three Months Ended Sep. 30,		Nine Months Ended Sep 30,
	2003	2002	2003	2002

Balances, Beginning of period	$3,425	$25,641	$4,175	$26,894
Accruals for products sold	0	0	0	0
Payments made	681	220	1,431	1,473
Balances, End of period	$2,744	$25,421	$2,744	$25,421

Note 6. LICENSES
Licenses are stated at cost. The costs of the license agreements are amortized to cost of goods sold as the products incorporating the licensed units are sold. Under these agreements, the Company generally agrees to purchase a minimum quantity of software units over a specified period of time.

Licenses:	September 30, 2003	December 31, 2002

Gross carrying amount	$708,370	$546,000
Accumulated amortization	(335,229)	(309,183)

Net carrying amount	$373,141	$236,817

Aggregate amortization expense is as follows:

Quarter ended September 30, 2003	$10,690
Quarter ended September, 2002	$21,799
Nine months ended September 30, 2003	$26,046
Nine months ended September 28, 2002	$75,457
Year ended December 31, 2002	$182,847

The Company expects that the carrying amount of the license agreements will be charged to amortization in 2003 and 2004 based upon the expected sales of its products which incorporate the licenses. In 2002, the Company entered into a license agreement, and amended the agreement in 2003, under which it purchased licenses for $195,000 and agreed to minimum future purchase of licenses for $325,000 by March 2004. The Company presently expects to acquire and utilize the minimum number of licenses under the agreement by the end of 2004.

The Company reviews its license costs for impairment and records impairment charges if sales of products incorporating the licenses are less than expected. As a result, the Company recognized no impairment expense during the quarter ended September 30, 2003, $12,167 during the quarter ended September 28, 2002 and $48,667 for the year ended December 31, 2002 to reduce the carrying amount of certain license costs to the amount required based on sales levels. These impairment charges are included in the caption “cost of goods sold” in the accompanying income statement.

Note 7. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company has applied Statement No. 150 for the quarter ended September 30, 2003.

Statement No. 150 had no effect on reported results in the quarter ended September 30, 2003 and the Company does not expect the application of Statement No. 150 to have a material effect on its future financial statements.

Note 8. SUBSEQUENT EVENTS-FINANCING OBTAINED
On October 17, 2003 the Company closed on a $2 million convertible secured loan with a group of accredited investors. The note has a term of 12 months, is secured by all assets of the Company and is convertible into common stock at a price of $1.25. In addition the investors were granted 4 million warrants with a term of seven years and an exercise price of $.77.

During September, 2003 the Company reduced the exercise price to $.70 on 1,600,000 warrants originally issued in February, 2001. Additionally, in October, 2003 offered new warrants at an exercise price of $.77 as an additional incentive for warrant holders to exercise their warrants. All warrant holders accepted either the September offer to exercise at $.70 or the October offer to exercise at $.70 and to receive new warrants with a term of five years and an exercise price of $.77 providing a total of $1,120,000 to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DATAKEY, INC.

RESULTS OF OPERATIONS
CONTINUING OPERATIONS

REVENUE
Revenue for the three-month period ended September 30, 2003 decreased by $119,000, or 9 percent, as compared to the same period in 2002. Revenue for the nine-month period ended September 30, 2003 decreased by $2,655,000, or 46 percent, as compared to the same period in 2002. The significant decrease in revenue in the three-month and nine-month periods, compared to the 2002 periods, resulted primarily from a reduction in demand for our products created by the slowdown in IT spending and budgetary issues. Revenue for the quarter ended September 30, 2003 increased by $235,000, or 23 percent, from the quarter ended June 30, 2003 as the Company’s customers continue to show more willingness to place orders for IT security. Although it is too early to determine if this trend will continue long-term, the Company believes that revenue in the 2003 fourth quarter will exceed the level attained in the 2003 third quarter.

GROSS PROFIT MARGIN
Gross profit, as a percentage of revenue, decreased to 53 percent and 43 percent in the three-month and nine-month periods, respectively, ended September 30, 2003, from 60 percent and 50 percent in the three-month and nine-month periods, respectively, ended September 28, 2002. The decrease in gross profit percentage in the three-month and nine-month periods related primarily to fixed overhead being spread over the reduced revenue.

OPERATING EXPENSES
Operating expenses decreased by $227,000 in the three-month period and $388,000 in the nine-month period ended September 30, 2003, primarily as the result of a reduction in personnel and discretionary expenditures offset by accruals, in the amount of $278,000, during the first quarter of 2003, for severance pay and other expenses related to a reduction in staff. Operating expenses during the fourth quarter of 2003 are expected to increase modestly from the third quarter.

INTEREST INCOME
Interest income, net of a minor amount of interest expense, decreased to $1,000 and $10,000 in the three-month and nine-month periods ended September 30, 2003 from $13,000 and $37,000 in the three-month and nine-month periods ended September 28, 2002, reflecting a lower rate of interest and a reduction in cash.

OUTLOOK
The worldwide slowdown in IT spending in the commercial market as well as in the government market continues. Although we are beginning to see a gradual improvement in orders as evidenced by the improved financial results in the third quarter and a slightly more positive attitude about future orders when communicating with customers, we are unable to determine when or if a measurable increase in orders will occur. Accordingly, we are not providing revenue guidance at this time.

LIQUIDITY AND FINANCIAL CONDITION
The Company experienced a decrease in cash of $667,000 in the three-month period ended September 30, 2003. The decrease in cash during the three-month period related to the operating loss, a $211,000 increase in accounts receivable and a $26,000 increase in prepaid license fees. The cash decrease was offset by a $80,000 decrease in inventory and a $95,000 increase in accounts payable, accrued expenses and deferred revenue. The statements of cash flows include discontinued operations as well as continuing operations in the 2002 periods.

Accounts receivable increased $211,000 during the three-month period ended September 30, 2003 primarily as a result of an increase in revenue in the quarter ended September 30, 2003 compared to the quarter ended June 30, 2003. Inventory decreased by $80,000 during the three-month period ended September 30, 2003 as the Company curtailed inventory purchases in light of cash limitations.

Datakey’s balance sheet reflects $894,000 in working capital as of September 30, 2003 and a current assets to current liabilities ratio of 1.7 to 1. The Company believes that its current level of cash, including $1,120,000 in cash from warrant exercises and $2,000,000 from a secured loan in early October, will provide sufficient liquidity to fund operations for at least one year.

In order to maintain the listing of its Common Stock on the Nasdaq Stock Market, the Company must meet certain financial tests (including, but not limited to, a minimum bid price of our Common Stock of $1.00 and a minimum net worth of $2,500,000). As of June 30, 2003, the Company no longer met such minimum net equity requirement or alternative requirements and was notified by Nasdaq Staff that the Company was subject to delisting. The Company appealed the staff determination and presented a plan to become compliant and to maintain compliance. Because the Company was unsuccessful in raising additional equity financing, under favorable terms, necessary to maintain listing compliance the Company withdrew its appeal and accepted delisting. The Company’s stock began trading on the OTC Bulletin Board on November 13, 2003.

CONTRACTUAL CASH OBLIGATIONS
At September 30, 2003 the Company had no long-term debt outstanding and its contractual cash obligations are those from minimum payments under a software license agreement and operating lease obligations. As discussed in Note 8 to the financial statements, on October 17, 2003 the Company closed on a $2,000,000 convertible note with a term of 12 months. Repayment of this note is included in the 2004 obligations in the table below:

2003	$154,000	(remaining three months)
2004*	2,237,000
2005	22,000
thereafter	10,000

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in our Form 10-KSB. There are no inter-segment transactions. The Company evaluates performance based on operating earnings of the respective segments.

	Three Months Ended September 30, 2003				Nine Months Ended September 30, 2003

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED		TOTAL

Revenue	$0	$1,268,323		$1,268,323	$0	$3,095,383	$		$3,095,383
Interest income (expense)			1,482	1,482				10,338	10,338
Depreciation and amortization	0	57,080		57,080	0	162,886			162,886
Segment profit (loss)	0	(671,364))	1,482	(669,882)	0	(3,091,433)		10,338	(3,091,433)

	Three Months Ended September 28, 2002				Nine Months Ended September 28, 2002

	EP	ISS	UNALLOCATED	TOTAL	EP	ISS	UNALLOCATED		TOTAL

Revenue	$0	$1,387,781		$1,387,781	$870,051	$5,750,197	$		$6,620,248
Interest income (expense)			12,692	12,692				37,415	37,415
Depreciation and amortization	0	63,422		63,422	0	194,893			194,893
Segment profit (loss)	$0	(735,755)	12,692	(723,063)	351,045	(1,944,673)		37,415	(1,556,213)

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

SALE OF DISCONTINUED BUSINESS SEGMENT
On August 3, 2001, the Company completed the sale of the EP business segment fixed assets, inventory, patents and prepaid expense along with customer lists, assignment of certain customer contracts and all intellectual property required to operate the EP business segment. The Company retained certain customer contracts, and all EP accounts receivable, accounts payable and accrued expense as of July 31, 2001

Under terms of the primary contract retained upon sale of the EP segment, the customer was required to provide certain components that were necessary to complete the manufacture and shipment of the final product, provide necessary test fixtures and also was required to approve the final test results prior to shipping the product. Due to a delay in delivery of the customer provided materials and a delay in providing the necessary test fixtures, the completion date of the contract extended beyond the date that was initially expected at the time the EP segment was sold.

During the second quarter of 2002, the Company completed the final delivery under the contract retained at the time of sale of the EP segment and realized a profit of $361,767. This amount was reflected on the Income Statement as gain on disposition of discontinued operation. This completed the sale of the EP segment and no further gain or loss from discontinued operations is expected.

FORWARD LOOKING STATEMENTS

Certain statements in the Management’s Discussion and Analysis are forward-looking statements that involve a number of risks and uncertainties that may cause the Company’s future operations and results of operations to differ materially from those anticipated in this report. Specifically, these include statements relating to the sufficiency of capital for at least one year and the expected increase in revenue in the fourth quarter versus the third quarter of 2003, both of which depend on the ultimate demand for Company products given the overall slowdown in the IT security industry, the extent to which the IT security market recovers, the success of the Company’s new product, Axis, the Company’s ability to continue to control expenses, as well as general competitive, market and economic conditions.

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

PART II. OTHER INFORMATION

ITEM 5.
See note below under Item 6(b) relating to Nasdaq listing status.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

     See Exhibit Index following Certifications

     (b) Reports on Form 8-K

A Form 8-K dated July 31, 2003 was filed announcing the financial results for the quarter ended July 31, 2003 and announcing that the Company had received a notice of potential delisting from Nasdaq for failure to meet the $1 minimum bid price rule. A Form 8-K was filed on September 26, 2003 to announce that the Company had received a Nasdaq Staff Determination Letter regarding delisting from the Nasdaq SmallCap Market, both due to the failure to meet the minimum bid price and minimum net worth requirements. Subsequently, the Company requested an oral hearing with respect to such delisting, and such hearing was held on October 23, 2003. On November 11, 2003, the Company withdrew its appeal of the delisting and began to trade on the OTC Bulletin Board on November 13, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003	Datakey, Inc.

	By:	/s/ Timothy L. Russell Timothy L. Russell Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan G. Shuler Alan G. Shuler Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBIT INDEX TO FORM 10-QSB

For the fiscal quarter ended September 30, 2003	Commission File No. 0-11447

DATAKEY, INC.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under §906 of the Sarbanes-Oxley Act of 2002