Form 10KSB
period 2003-12-31
DATAKEY INC
filed 2004-03-29
CIK 704914

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file No. 0-11447

DATAKEY, INC.

(Name of small business issuer in its charter)

MINNESOTA	41-1291472
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

407 West Travelers Trail, Minneapolis, Minnesota 55337
(Address of principal executive offices)

Issuer’s telephone number, including area code: (952) 890-6850

Securities registered pursuant to Section 12(b) of the Act:            NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.05 per share Series B Preferred Stock Purchase Rights Pursuant to Rights Agreement

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its fiscal year ending December 31, 2003: $4,113,000.

The aggregate market value of the Issuer’s common stock held by non-affiliates was approximately $8,104,307 based upon the closing sale price of the Issuer’s common stock on March 16, 2004.

As of March 16, 2004, there were 11,767,254 shares of the Issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 2004 are incorporated by reference pursuant to Rule 12b-23 into Items 9, 10, 11, 12 and 14 of Part III.

Transitional Small Business Disclosure Format (check one) YES [   ]  NO [ X ]

PART I

Forward-Looking Statements

We make many statements in this Annual Report on Form 10-KSB under the captions “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation,” “Factors That Could Affect Future Results” and elsewhere that are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend, plan and similar expressions. These forward-looking statements generally relate to our belief that users of network services will increase their usage of smart cards; government agencies and financial service organizations worldwide will continue to implement PKI-based security infrastructures; and our strategic relationships will provide market leverage and higher value solutions to new and existing customers. In addition, these forward-looking statements reflect our specific expectations that research and development, engineering and technical support expenses in 2004 will increase; the demand for PKI enabled products will increase; our broader sales and marketing efforts in 2004 will establish a market for Datakey Axis and increase revenue growth over the next several years; our gross margins will improve in 2004; and our cash and cash equivalents together with expected revenues from operations should be sufficient to meet anticipated working capital requirements into the first quarter of 2005 (assuming the outstanding convertible debt due in October 2004 is converted to capital stock or the maturity date is extended). Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss under the caption “Factors That Could Affect Future Results” and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report. Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	we may be unable to secure other sources of working capital financing should the holders of our secured convertible promissory notes require the repayment of their notes on the October 17, 2004 maturity date;

•	the timing and demand in the market for our Datakey Axis single sign-on product introduced in 2003;

•	the loss of, and failure to replace, any significant customers;

•	product developments, introductions and the pricing of products competitive to our enterprise-wide access and identity management products;

•	the timing of substantial customer orders;

•	the availability of qualified personnel;

•	the performance of suppliers and subcontractors; and

•	market demand, as well as industry and general economic or business conditions.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Information regarding market and industry statistics contained in the Business section is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the data we have included.

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in Minnesota in 1976 under the name “The Systems Group, Inc.” In 1980, we changed our name to Datakey, Inc. Our office is located at 407 West Travelers Trail, Minneapolis, Minnesota 55337-2558. Our telephone number is (952) 890-6850 and our website is www.datakey.com. The information on our website is not incorporated into and is not intended to be a part of this report. We make available free of charge on or through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Unless the context otherwise indicates, all references to the “Registrant” or “Company” in this Form 10-KSB relate to Datakey, Inc.

We have registered “DATAKEY®” as a trademark with the U.S. Patent and Trademark Office. We also use the trademarks “Rapid Deploy Technology™” and “Model 330J Java Card™.” All other trademarks used in this report are the property of their respective owners.

We commenced business as a manufacturer of rugged memory keys and tokens to reliably store and transfer electronic data. For more than two decades, our unique, easy-to-use “Data Keys” were integrated into a wide range of industrial and commercial applications throughout the world to help businesses run their equipment and control their operations with electronic information. One notable application for our tokens was accessing a cryptographic telephone used to protect private and sensitive communications between high-ranking government officials. We delivered more than one million tokens to operate these cryptographic telephones.

Recognizing the growing need to secure access to computer networks and to protect electronic data – our memory key technology was revised and re-engineered to develop a prototype secure token for computer workstation authentication in 1989. Based on this secure token, we pioneered the first cryptographic smart card used for digital signatures in 1991.

During the 1990s, we continued to refine and set the standards for cryptographic smart card technology, drawing upon our existing memory key technology to form the basis for our new smart card product line. Since the divestiture of our traditional Electronics Products (memory key) business unit in August 2001, we have focused our remaining resources on delivering smart card technology for access and identity management.

Today, we believe that we are uniquely positioned to deliver comprehensive smart card and token-based authentication and identity management solutions that are easy to use and secure. Our solutions make it easier to manage user identities and authentication to computer network resources and application software. We believe our smart card and token-based solutions provide the following potential benefits:

•	simplified administration, simplified user experience;

•	reduced costs while strengthening security; and

•	strong solutions that work the first time, every time.

We generate revenue from the sale of our authentication and identity management software; smart cards, tokens and smart card readers; maintenance, support and technical support fees from agreements with end users; and license fees on a per seat basis from the sale of our smart card and token-based operating system and CIP software to original equipment manufacturers for incorporation into their products.

Recent Developments

On January 6, 2003, we announced that the DataCard Group signed a reseller agreement, enabling them to integrate and sell our Model 330 cryptographic smart cards, CIP client software and smart card readers as part of their secure authentication solution for enterprise solutions that allow businesses to efficiently manage and secure enterprise resources and facility access.

On February 3, 2003, we announced the market introduction of our Model 330J Java Card™. This new card is designed to meet the highest levels of multi-application card security and efficiency, is fully compatible with our CIP client software and other industry-leading information security products, and supports important U.S. government smart card initiatives.

On February 20, 2003, we announced our comprehensive solution, Datakey Axis, for simplifying access and identity management throughout large and medium-size enterprises by consolidating credentials on one smart card and giving administrators a single point to manage user identity and access throughout a company.

On March 3, 2003, Carl Boecher resigned as our Chief Executive Officer and President, but remained an officer and director until February 29, 2004. Timothy Russell, who was previously our Vice President and General Manager, replaced Mr. Boecher as the President and Chief Executive Officer, and joined our Board.

On April 3, 2003, we announced signing a license agreement with Precise Biometrics for its Precise BioMatch™ Pro and Precise BioMatch™ C technology that will allow us to integrate Precise Biometrics’ fingerprint technology with our client software and smart card solutions.

On July 1, 2003, we announced that Chris Schwartzbauer had joined us as our Vice President of Sales and Business Development. Mr. Schwartzbauer is responsible for worldwide sales including the development of an indirect sales channel for the recently announced Datakey Axis product line.

On August 11, 2003, Gary Holland resigned from our Board of Directors and his position as Board Chairman citing a potential conflict of interest with his other business activities. Gene Courtney, who has served on our Board for eight years, was appointed Board Chairman and the Board now stands at five members with three outside directors.

On September 16, 2003, we announced that we delivered 25,000 smart ID badges to the United States Patent and Trademark Office; of which many of these smart ID badges are embedded with a smart card chip based on our cryptographic smart card technology.

In October 2003, in two separate transactions, we received $1.12 million from the exercise of existing warrants and $2.0 million from the issuance of secured convertible promissory notes with an aggregate face value of $2.0 million. As part of this financing, holders of 1,600,000 warrants issued in February 2001 exercised all their warrants in connection with a re-pricing offer of $.70 per share. In addition, holders who exercised February 2001 warrants to purchase an aggregate of 1,295,933 shares were each granted one new warrant priced at $.77 per share for each warrant exercised. The secured convertible promissory notes have a term of 12 months, and are secured by all of our assets and are convertible into shares of our common stock at $1.25 per share. Holders of the secured convertible promissory notes were also granted 4,000,000 warrants with an exercise price of $.77 per share as part of the overall transaction.

On November 11, 2003, we decided to withdraw our appeal and accept the pending delisting of our common stock from the Nasdaq SmallCap Market. Following the withdrawal of our appeal, the Nasdaq took action on November 12, 2003 to delist our common stocks from the Nasdaq SmallCap Stock Market. Our shares were then immediately eligible for quotation on the OTC Bulletin Board and began trading on the OTC Bulletin Board as of the open of business on November 13, 2003. The OTC Bulletin Board symbol assigned to Datakey is “DKEY.”

On November 18, 2003, we announced that our client software and smart card products were selected by the U.S. General Services Administration to secure access to both their physical facilities and computing resources with a single smart identification badge.

On December 2, 2003, we announced that the US Department of Treasury’s Financial Management Service has incorporated our CIP client software and Model 330 smart card into their Secure Payment System.

On January 14, 2004, we announced that readers of Microsoft Certified Professional Magazine have named our Axis single sign-on product as the best product for enforcing strong network authentication, according to results published in the December 31, 2003 “Products You Love” issue.

On February 23, 2004, we announced that David Feste had joined us as our Vice President and Chief Financial Officer, replacing Alan Shuler, who will remain an employee for a six month transition period.

On February 24, 2004, we announced that we have received notification of acceptance into the 2004 Microsoft Certified Partner Program, which will help ensure that our products integrate fully within Microsoft operating environments.

Industry Background

Computer networks enable people, businesses, governments and other entities to communicate, conduct commerce, access and share information, entertain, provide services and conduct countless other activities. Individuals and organizations are now using computer networks for increasingly complex and sensitive tasks, such as attracting new customers, accessing new markets and services, improving customer service and satisfaction, and lowering support and distribution costs. The use of computer networks is extending to a number of sensitive activities, including business-to-business transactions, electronic data interchange, as well as access to a variety of services and products available on the Internet.

The growth in network computing and network services has created security challenges for enterprises that rely on these networks and services. Industry sources report that unauthorized access to computer systems and applications accounted for 42% of security breaches in 2000, representing the largest security problem for enterprises. In addition, their research shows that passwords are the most common form of authentication – used by nearly 90% of organizations for internal access and by nearly 75% of organizations for external access. To meet these security challenges, enterprises must develop strategies to control access to their computer network by implementing systems that authenticate or identify users of the computer network and network services through the use of stronger authentication methods. Such strategies must provide for the following:

•	stronger authentication of users and systems on a computer network;

•	stronger access control to the network services, such as to files and applications; and

•	reasonable assurance of data integrity by controlling access to network resources and services.

Historically, computer network access control issues have been addressed by a variety of security products, including user authentication and personal identity solutions. However, due to cost and complexity of some of these authentication and personal identity solutions, such as the use of digital signatures or public key infrastructures, many smaller to mid-sized enterprises continue to rely on passwords to authenticate users. Password based authentication for enterprises have tended to be problematic because people are involved, which means simple passwords are generally chosen and passwords are forgotten. Depending on the level of network resources requiring authentication, industry sources estimate that the cost to the enterprise of managing passwords is approximately $100 to $350 per employee. Investment in the build-out of private, public and hybrid networks has been substantial in recent years as applications for users have proliferated and network features and functionalities have expanded. As a result, the complexity of network administration, including identity management and user authentication, is typically compounded by the variety of systems in place for each of its services and applications. Today, an enterprise requires security solutions that:

•	are easy to implement;

•	convenient and easy to use for the user;

•	preserve existing infrastructure and investment;

•	reduce operating costs;

•	simplify access to network applications and services for users;

•	provide for increased network and application security;

•	consolidate network and application authentication with broad access control coverage; and

•	achieve an acceptable return on investment.

The worldwide market for authentication devices and identity management software is growing. Industry sources estimate that the worldwide market could reach approximately $9.4 billion by 2005, up from $2.8 billion in 2000. Single sign-on products, including our Datakey Axis product offering, will compete for market share in a portion or subset of this $9.4 billion worldwide market, which is estimated by industry sources to account for about a quarter, or approximately $2.3 billion, of the total market for authentication smart cards, tokens, and identity management software.

Business Strategy

We are focused on becoming a leading provider of simple and secure authentication solutions. Simplifying a computer user’s experience, while simultaneously increasing the security of the corporate computing environment has proven to be quite difficult. Information security companies have marketed a variety of technology solutions aimed at increasing security, but have at the same time increased the burden on the computer user to remember one more thing or perform additional steps during the login process. As a result, according to industry sources, nearly 90% of organizations continue to use passwords to control user access to computing systems and applications. As these organizations move more and more processes to electronic systems, the number of passwords a user must remember is growing. This trend results in a growing cost to support users who forget their passwords and increased security risk due to poor password polices and frequently written down passwords. This coupled with increasing regulatory control of information access and privacy is leading many organizations to search for a better way to manage and control access to computing systems and applications.

We introduced Datakey Axis, a smart card-based authentication and single sign-on solution to address the current password management problem and to provide a foundation for introducing stronger authentication methods. Datakey Axis solves these problems while simultaneously simplifying the user’s experience when logging into computer systems, applications and networks. With an innovative client-only architecture and patent pending Rapid Deploy Technology, organizations can quickly and easily implement the solution without undertaking a major infrastructure change or requiring extensive end user training. Datakey Axis essentially serves as an ATM card for usernames and passwords. A user presents a password or personal identification number to the smart card and the Axis software takes over all login and password management (e.g. change) functions without requiring user action, a true single sign-on experience.

Our objective is to become the leading supplier of comprehensive smart card-based solutions that simplify enterprise-wide access and identity management. To achieve this objective, we are pursuing the following principal strategies:

•	Expand our base of strategic partners, system integrators and OEMs. We are committed to expanding our base of strategic partners, system integrators and original equipment manufacturers to ensure that our technology is broadly available and compatible with existing corporate network and software infrastructures. We expect our other strategic relationships to provide market leverage as the need for managing user authentication develops in step with the increase in network transactions and the consequent increased need for security.

•	Make Datakey Axis the authentication and digital identity solution of choice for network and application access. We believe that users of network services will increase their usage of the smart card if it is easy-to-use, has appealing applications and protects their personal credentials. We will continue to develop our authentication and digital identity management system to address the challenges of card issuance, card and digital credential management and the complexity of the user’s authentication experience.

•	Support and grow our PKI-centric business. We believe that government agencies and financial services organizations worldwide will continue to implement PKI-based security infrastructures, which may include smart card and token-based authentication systems.

•	Leverage our existing customer base. We intend to leverage our existing PKI-based customer base. We will attempt to migrate these customers to our new product offering, Datakey Axis. We also intend to market our product offerings to new customers by referencing our existing customer base.

Business Development

Our business development efforts are focused on establishing and managing collaborative relationships with strategic industry participants. We have developed strategic relationships with partners in an effort to incorporate our products into third-party products, and develop joint proposals and presentations for products and services and reseller arrangements. Strategic relationships assist us in expanding our sales, marketing and technical capabilities and increase the distribution and market acceptance of our products.

Our strategic partners include the following:

•	Rainbow Technologies. We have licensed our client software and smart card operating system as the basis for their iKey™ 2000 product line.

•	DataCard Group. DataCard is an industry leading provider of smart card printing and personalization equipment, software and services. We have established a reseller relationship in North America to allow DataCard dealers to offer Datakey Axis as a complement to DataCard’s identification badge systems.

•	Entrust. We have a long standing technology alliance with this industry leading supplier of solutions that secure digital identities and information. Our CIP software and 330 series smart card is compatible with and certified for use with Entrust PKI security solutions. Entrust PKI solutions have been installed by many government agencies and financial services customers around the world.

•	Precise Biometrics. We have incorporated Precise Biometrics’ on-card finger recognition technology into our client software and smart cards providing increased security and convenience for organizations requiring a biometric replacement for smart card personal identification numbers. We believe this relationship will provide opportunities to offer higher value solutions to new and existing customers.

•	ASSA ABLOY. We have established a reseller relationship with this worldwide leader in electronic physical access systems and technology. We have integrated our smart card technology into their physical access proximity card products creating an integrated enterprise access card enabling physical, workstation, network and application access with a single smart identification badge. We believe this relationship will provide substantial exposure to organizations currently using access card technology creating opportunities to sell Datakey Axis.

Our Solution - Interoperable Smart Card Solutions for Access and Identity Management

We focus on delivering complete smart card and token-based security solutions that simplify access and identity management throughout the enterprise. We believe our solutions make it easier to administer digital identities and to manage access to corporate resources. In turn, it’s more convenient and secure for users to login to an enterprise’s resources by consolidating all credentials onto one smart card or token and automating access through a single smart card or token sign-on. Our access and identity management software solutions along with our smart cards and tokens enable enterprises to simplify and increase the security of user authentication.

A strict adherence to industry standards allows our technology to “plug and play” with most authentication/security software. Customers and partners alike rely on our interoperable technology as the foundation for securing a wide range of their existing applications and environments.

Product Applications

Customers use our smart cards, tokens and software for a diverse range of applications:

•	Smart Identification Card - Our smart cards, when combined with building access control technologies, function as both an employee’s physical identification as well as digital identification. The same smart card that is used for network and computer security can be personalized and printed with a personal photograph to function as an employee’s identification badge, and fitted with a magnetic stripe or RF proximity technology for door access systems.

•	Password Management/Consolidation of Credentials - Our smart cards offer a medium for storing all of a user’s access credentials, including passwords, digital certificates, VPN/dial-up credentials or biometric templates. Instead of having to remember multiple passwords or maintain many certificates to access corporate applications and protected web sites, the user only has to remember one PIN to activate their smart card.

•	Network Authentication - Our smart card technology is used to enable secure network logon. Windows 2000, XP and later versions of Windows support smart card logon. In addition, public key infrastructure or PKI products can be deployed together with our smart cards to enable secure network authentication and logon based on PKI. Datakey smart card technology also works with dynamic password products to enable an enterprise to use one-time authentication codes for network access or application authentication. Datakey smart cards integrate seamlessly with one-time password and authentication server products.

•	Single Sign-On - Our smart card solution enables single sign-on to an enterprises applications and resources. When the user logs into the network by inserting his or her smart card, he or she only enters his or her PIN one time for authentication. In doing so, the user gains access not only to the network, but also to company applications (accounting system, CRM, e-mail, etc.).

•	Secure E-Mail - Microsoft Outlook, Lotus Notes and Netscape Messenger support our smart cards for digitally signing and encrypting e-mail messages. A user generates/stores his or her digital certificate and public/private key pair on his or her smart card, and through the built-in support in Outlook, Notes and Messenger, each has the capability of digitally signing his or her e-mail message or encrypting an e-mail message when he or she possesses a valid certificate from another user.

•	Computer Security - Our smart card technology protects access to an employee’s desktop/laptop computer, as well as protects the data that resides on that computer. Our smart cards can be used for pre-boot authentication, file/folder encryption and computer lock-down functions.

•	Secure Virtual Private Network or VPN Access - VPN technology gives remote or traveling users the ability to connect to the corporate network through a secure, encrypted network address. Many enterprises are using our smart cards as part of their VPN solution to enable greater security for user authentication. A user’s credentials, whether password-based or a digital certificate, are stored on our smart card for greater flexibility, portability and security. These credentials travel with the user anywhere they carry their smart card.

•	Digital Signature Applications - Our smart cards have been integrated with a range of applications for digitally signing electronic documents created under a variety of application programs.

Our Products and Service Offerings

Datakey Axis. Introduced in 2003, Datakey Axis is a smart card-based solution that simplifies access control and identity management throughout the enterprise. Axis makes it much more convenient and secure for users to login to an enterprise’s resources by consolidating all credentials/user identities onto one smart card and automating access through a single sign-on. With this product, we are primarily targeting enterprises that do not currently intend to install an information security system based on PKI.

Axis’ Rapid Deploy Technology automates policy, credential and desktop management through a single, powerful desktop-based management center. It makes it easier to configure and deploy smart cards for access to a complete range of corporate resources, without requiring any changes to the existing infrastructure. In July 2003, we applied for a patent with the U.S. Patent and Trademark Office for our Rapid Deploy Technology under the title, “Administrative System for Smart Card Technology”.

Success of this new product will depend upon our ability to demonstrate that (i) it simplifies the management of multiple passwords for the administrator, (ii) the smart card’s convenience outweighs the cost, and (iii) passwords in combination with smart cards are far more secure than passwords alone. We believe large and medium-sized enterprises will benefit from rapid return on investment with Datakey Axis through an increase in productivity and a reduction in administrator workload.

Datakey Cryptographic Interface Provider or CIP. Password-based software programs that implement public-key cryptography technology for information security offer easier operation and improved data integrity over older symmetric cryptography software. Password-based security, however, is often insufficient for public networks with connections, such as extranets and the Internet, outside of the organization. Our CIP software allows enterprise users to upgrade their software-only systems to token-based information security and gain the benefit of secure Internet operation. Token-based information security implements a two-level security scheme, something that is owned (a hardware token) and something that is known (a password to activate the token), for a much stronger level of security than password-based software solutions. CIP provides token add-ons to Cryptoki (PKCS-11) standard information security interface applications and for applications that incorporate Microsoft’s CryptoAPI (CAPI). CIP offers “load, plug and play” convenience for strong information security. CIP includes three elements:

•	a user-unique smart card or smart key “token” that holds critical information and performs the cryptographic functions necessary for information security;

•	a companion reader that plugs into a computer’s serial port, PCMCIA port or USB port; and

•	software that is installed in the workstation and interfaces to the application program.

Datakey CIP Thin. A “server-based” version of the “client based” CIP for thin client applications. CIP Thin contains all the features and functionality of CIP, but is installed on the server instead of on each individual workstation.

Datakey CMS or Card Management System. CMS is a web-based smart card and digital credential management solution for enterprises; used to issue, manage and support our cryptographic smart cards throughout the organization for identity-based applications. CMS gives enterprise customers a powerful, secure system that reduces the cost of deploying and supporting smart cards and digital identity credentials. Through innovative, policy-based enrollment features, CMS significantly reduces the time an enterprise must spend issuing and managing smart cards for geographically distributed users. CMS makes it easier to perform a wide range of critical digital credential management activities; everything from requesting or renewing a user’s digital credentials to revoking or re-issuing these credentials.

Datakey Smart Cards. We offer several smart cards for use with our Axis, CIP and CMS solutions. These cards support public and symmetric key encryption and have received certification under appropriate U.S. and Canadian standards. These smart cards include Models 330 and 330J, which is Java card compliant.

OEM Private Label Product and Licensing. We provide our family of products to third party original equipment manufacturers for sale under their own private label. In addition to selling products, we license our smart card operating system and CIP software to third party original equipment manufacturer for incorporation into their products. Licenses are sold on a per seat basis with revenue recognized at time of delivery to the customer, provided that we have no significant cost or obligation beyond the original authorization to the silicon supplier.

Services. We offer customers a variety of services, which range from advanced customer support to supporting system integrators addressing large-scale deployments of our products. We have offered customization services to adapt our software products for specific customer requirements. In addition, depending on the support and maintenance package purchased, we also offer support and maintenance services for our software products and smart cards that typically include telephone support, on-site support, installation and software updates, bug fixes and upgrades.

Sales

We market and sell our products and technologies through a network of distribution partners, such as systems integrators, value-added resellers and original equipment manufacturers, as well as our own sales organization. Our network of system integrators and resellers typically incorporate products from a variety of suppliers to address end user requirements.

Sales consisting of hardware, software and technical support fees for 2003 and 2002 were approximately $4,113,000 and $7,257,000, respectively. Export sales to international customers, including Canada, for 2003 and 2002 were approximately $2,181,000 and $4,168,000 or 53% and 57% of total sales, respectively. Direct and indirect sales to U.S. government agencies were approximately $1,586,000 and $1,756,000, or 39% and 24% of total sales in 2003 and 2002, respectively.

We currently have approximately 20 active selling partners in North America. Major selling partners in the North America include: Qunara, DataCard, BearingPoint and Northrop Grumman. As of March 1, 2004, we had seven sales representatives and two sales engineers on staff in the United States who are responsible for soliciting prospective customers and providing primarily pre-sales technical advice with respect to our product offerings.

Outside of North America, we have relationships with independent commission-based sales representatives and resellers. European sales are handled through a relationship with HMK Computer Technologies Gmbh, which has offices in Germany and the Netherlands. Other major selling partners outside North America include: Ubizen, PointGroup, SoftLab, T-Soft and Rainbow Technologies (Asia).

Our relationship with any particular distribution partner is typically set forth in a written distribution contract. The terms applicable to channel distribution vary depending upon the type of distribution partner being utilized. For instance, we typically use distributors and resellers to market and distribute our hardware and client software products and we engage systems integrators if it is likely that the customer will require more complex installation routines.

We have a large installed base of customers currently using our CIP software systems and smart cards/tokens. The majority of our customers are governments and financial services organizations throughout North America and Europe who have implemented PKI-based security infrastructures. Our installed base of CIP and CMS software systems includes, but not limited to, the following organizations: Bank of International Settlement, Bausparkasse Schwaebisch Hall, Canadian Department of National Defence, Clearstream Banking, Federal Deposit Insurance Corporation, Federal Reserve Bank, Office of the Superintendent of Financial Institutions (Canada), Rabobank, SWIFT, several agencies within the Swiss Government, an agency of the State of New York, U.S. Department of State, U.S. Department of Treasury and the U.S. Patent and Trademark Office.

We provide technical and pre-sale support for existing and potential customers, respectively, from our office located in Minneapolis, Minnesota. This office also provides technical support to our integration and reselling partners, who, in turn, provide first level support to their customers. In addition, we provide telephone and online support services to answer inquiries related to implementation, integration and operation of our products and technologies. We are increasing the resources we dedicate to technical service and support in line with the increased distribution of our products, including a technical service web site with controlled access through the Internet. We offer a maintenance program for the software products covering updates and minor software releases. Our standard practice is to provide a warranty on all our products for 90 days after shipment for hardware products and the physical media on which our software may be contained.

Manufacturing and Sources of Supply

We do not maintain an internal manufacturing capability. We outsource the manufacturing process for our smart cards, smart card readers, and USB tokens, as well as the reproduction of our software. We place purchase orders with these manufacturers and suppliers, the terms of which are negotiated on an order-by-order basis or by a supply agreement.

The microprocessor we use has our proprietary operating system masked into it and is sourced from a single source, Philips Electronics. We contract with third parties to incorporate the microprocessor into plastic cards and tokens. There are alternate sources of supply available for the microprocessor, the plastic cards and the tokens. We have not qualified other suppliers at this time, but we believe we could do so without incurring significant cost or disrupting supply in the event we switched suppliers.

We purchase smart card readers from SCM Microsystems, OmniKey and GemPlus and our USB tokens from Rainbow Technologies. These items are readily available from multiple sources of supply.

We offer a Smart Key version of our smart card offering. Although this product has not received broad acceptance, several customers have expressed interest in it as an alternative to the card. When we receive orders for this product, we will purchase our requirements from Datakey Electronics, an unrelated third party.

Backlog

Our customers typically require prompt delivery of our products and as such, our product revenue is generally booked and shipped in the same quarter. Our backlog is not material at any point in time and is not indicative of future revenue. The timing and volume of customer orders are difficult to forecast and are typically made pursuant to standard purchase orders that can be rescheduled, reduced or cancelled prior to shipment without significant penalty.

Competition

Competition in the information security business is varied with companies offering hardware solutions, software solutions and combinations of hardware and software solutions. As awareness for security on the Internet, company intranets and on other local area networks has increased over the past few years, many companies have introduced software and/or hardware based products to provide security. These products range from software-based password only systems to sophisticated multi-function, “all-in-one” security appliances. Competitive products use hand held hardware devices, commonly referred to as tokens, to provide access to networks and, in some cases, use encryption and digital signatures to further secure networks.

Our advanced information security products are based upon a smart card, smart key or USB token and utilize passwords, encryption and digital signatures. They also include extensive software to make the system user-friendly and seamless with common desktop software packages. There are several companies, including ActivCard, Aladdin, Imprivata, Passlogix, Protocom and RSA, operating in this highly competitive and rapidly changing marketplace. Some of our competitors have strong name recognition and much greater financial resources than we do. However, we believe our product offerings can compete on the basis of their unique design and ease of use. The technology involved in information security systems is undergoing rapid expansion and advancement that could result in the development of new products and systems, which may make present information security products obsolete. There are no assurances, however, that our existing and future products will, in the long term, be accepted in the marketplace.

Research and Development, Engineering and Technical Support

In 2003 and 2002, research and development, engineering and technical support expenses were approximately $2,054,000 and $2,314,000, respectively. We expect our research and development, engineering and technical support expenses in 2004 to increase above 2003 levels as we continue to spend on product development activities for the Datakey Axis product line, for technical support on all of our products and to keep up with rapidly changing technology.

Technology and Intellectual Property

We rely on a combination of patents, trade secrets, copyright and trademark law, nondisclosure agreements and technical measures to protect our intellectual property and proprietary rights. We have entered into confidentiality and licensing agreements with our employees and distributors, as well as with our customers and potential customers seeking proprietary information. We also limit access to and distribution of our software, documentation and other proprietary information.

We do not have any active patents in the United States, or elsewhere. However, we have applied for a patent with the U.S. Patent and Trademark Office for our Rapid Deploy Technology under the title, “Administrative System for Smart Card Technology”. There can be no assurance that we will be issued a patent with respect to this application.

Employees

As of March 1, 2004, the Company employs 32 full-time employees, three in procurement and materials handling, nine in technical support and engineering, 14 in marketing/sales and six in general and administrative areas. Our employees are not subject to a collective bargaining agreement, and we believe employee relations are good.

Governance

Code of Ethics and Business Conduct. We have adopted a Code of Ethics and Business Conduct or the “Code”, which must be signed by and applies to all or our officers, employees and directors. Each employee, officer and director has an obligation to behave according to ethical standards set forth in our Code, and the letter and spirit of applicable laws, rules and regulations. A copy of the Code will be available on our website at www.datakey.com, or is available free of charge upon request. We intend to post on our website any amendments to, or waivers from, the Code as soon as practical after the date of any such amendment or waiver.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease approximately 25,000 square feet of office and warehouse space in a suburb of Minneapolis, Minnesota. Approximately 13,000 square feet of the space we lease is currently subleased to Datakey Electronics, an unrelated third party. The current lease and our sublease expire on June 30, 2004. Of the space not subleased, approximately one-third of the space is used for shipping and warehousing, and the balance for present and future office space. The rent expense, net of sublease payments, from January 1, 2004 through June 30, 2004 is approximately $42,000, plus operating expenses and real estate taxes.

We are attempting to negotiate a new long-term lease or an extension to our existing lease for our current corporate offices and shipping/warehouse facility located near Minneapolis, Minnesota, as well as negotiating with other landlords for alternative sites within the same geographic area. There can be no assurance that we will be successful in negotiating favorable lease renewal or extension terms with our current landlord, nor with landlords for alternative sites. We do not expect the relocation of our operations to a new leased facility to be disruptive to our business. In addition, we believe that between 12,000 and 15,000 square feet of combined office and shipping/warehouse space should be adequate to meet our foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF SECURITIES

Our common stock was traded on the Nasdaq SmallCap Market until November 12, 2003, and on OTC Bulletin Board as of the opening of business on November 13, 2003. Shares of our common stock are quoted under the symbol “DKEY.” The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following table presents, for the periods indicated, the range of high and low closing sales prices as reported by the Nasdaq Stock Market through November 12, 2003, and the OTC Bulletin Board system since that date.

	High	Low
2003
1st Quarter	$1.92	$0.70
2nd Quarter	$1.60	$0.58
3rd Quarter	$1.20	$0.59
4th Quarter	$1.18	$0.57
2002
1st Quarter	$6.99	$3.65
2nd Quarter	$5.05	$2.50
3rd Quarter	$3.60	$2.01
4th Quarter	$2.50	$1.35

On March 16, 2004, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.73. As of March 16, 2004, we had 211 shareholders of record for our common stock and approximately 3,500 beneficial owners.

We have never paid cash dividends on our common stock. Any payment of cash dividends in the future will depend upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors. It is unlikely that any dividends on our common stock will be paid in the foreseeable future.

Between October 1 and October 29, 2003, we sold an aggregate of 1,600,000 shares of common stock for $1,120,000 upon the exercise of warrants by investors who had acquired the warrants in connection with a private placement completed on February 20, 2001. In addition, at the time of exercise, we also issued to certain investors upon the exercise of their warrants, five-year warrants to purchase an aggregate 1,295,933 shares of common stock at $0.77 per share. For these issuances, we relied on Rule 506 of Regulation D for an exemption from registration requirements.

On October 23, 2003, we completed a $2,000,000 financing, pursuant to which we issued to accredited investors promissory notes convertible into 1,600,000 shares of common stock at $1.25 per share and five-year warrants to purchase an aggregate of 4,000,000 shares of common at $0.77 per share. In connection with the financing, we also issued to a finder a five-year warrant to purchase 10,000 shares of common stock at $0.77 per share. For the issuances relating to the financing, we relied on Rule 506 of Regulation D for an exemption from registration requirements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Factors That Could Affect Future Results” and elsewhere in this report.

Overview

We develop, manufacture and market products and services based on our technologies for the information and security market. For information security solutions based on PKI, our product and service offerings include Datakey CIP and CMS; and for information security solutions based on passwords, our product and service offering is Datakey Axis and its management center software. Both product lines may use either or both our 330 smart card and iKey USB token. We are currently developing improvements to our Axis and CIP product offerings, which are expected to add greater functionality of features and extend its compatibility with non-Windows based operating systems. We operate within a single business segment, the information security market. Our revenue is reported as a single component, which is comprised of four elements, including (1) net sales of hardware products developed and manufactured by third parties, (2) software products developed or licensed by us and reproduced by third parties, (3) product support and maintenance service fees we have earned from end users of our products, and (4) license fees paid by original equipment manufacturers on the use of our smart card and token-based operating system that they incorporate in to their products.

Revenue from the sale of smart card and token-based products and systems based on our technologies; maintenance, support and technical support fees from agreements with end users, and from custom system integration consulting; and license fees on a per seat basis from the sale of our smart card and token operating system and CIP software to original equipment manufacturers for incorporation into their products will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand by end users and original equipment manufacturers for the products and services we offer, and new product and service introductions.

The table below summarizes changes in selected operating indicators, showing certain income, cost and expense items as a percentage of total revenue from continuing operations for each of the past two years. Inflation has not been a significant factor in our operations to date.

	Percentage of Total Revenue
Year Ended December 31	2003	2002
Revenue	100%	100%
Cost and Expenses:
Cost of goods sold	54	50
Research and development, engineering and technical support	50	31
Marketing and sales	74	46
General and administrative	17	10

Total cost and expenses	195	137

Operating loss	(95)	(37)
Interest income (expense)	(4)	0

Loss before income taxes	(99)	(37)
Income taxes	—	—

Net loss from continuing operations	(99)%	(37)%

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue from products and systems sold is recognized upon shipment to the customer as we have no future obligation for support, upgrades or other services. Revenue from maintenance and support obligations under a product and system sale agreement that are not separately valued from the product and system sold are valued based on those maintenance and support agreements that are separately valued, and recognized over the term of the contract. Revenue from maintenance and support agreements, as well as any technical consulting fees, is deferred and recognized over the term of the agreement or when the services have been rendered and are complete. Revenue from license fees is recognized at time of delivery to our customer, an original equipment manufacturer.

Software Development Costs: We expense all of our software development costs as incurred, due to uncertainties about the market acceptance of our products and significant risks of rapid and continual changes in available technology that could result in our software products becoming obsolete. We may capitalize such costs in the future as market acceptance of our products becomes determinable.

Valuation of Licenses: We utilize technology in our products, which is licensed from third parties. License payments we make to third parties are stated at cost on our balance sheets. The cost of these licenses is amortized to cost of goods sold as the product incorporating the licensed units is sold or over the term of the underlying license agreement. We review this asset category for impairment and record impairment expense if warranted, based on the number of licensed units sold. We recognized impairment expense of $91,000 and $49,000 in 2003 and 2002, respectively, and included this expense in cost of goods sold

Valuation of Deferred Income Taxes. The carrying value of our net deferred tax assets is based on our ability to generate sufficient taxable income in the United States. We are generating operating losses and, therefore, are not a taxpayer, nor are we able to demonstrate when we may be a taxpayer based on future profitability. As a result, we have established reserves $9,375,000 and $7,870,000, at December 31, 2003 and 2002, respectively, to reduce the carrying value of our deferred tax assets to zero.

Reserves for Doubtful Accounts and Obsolete/Excess Inventory. Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value. Factors we consider in establishing these reserves include economic conditions, customer financial strength, product mix, sales levels and customer acceptance of our products. As a result, we established reserves for doubtful accounts receivable of $31,000 and $55,000 at December 31, 2003 and 2002, respectively, and reserves for slow moving and obsolete inventories of $119,000 and $165,000 at December 31, 2003 and 2002, respectively.

Results of Operations

Comparison of 2003 with 2002

Total revenue: Net sales of our products and services were $4,113,000 in 2003 compared to $7,257,000 in 2002. The $3,144,000 decline in net sales was primarily attributable to our inability to expand our customer base of enterprises adopting or that have adopted PKI for information security, our dependence of doing business with agencies of the U.S government and the budgetary concerns of those agencies, the long sales lead times required for our PKI product offerings, lost sales opportunities to those customers who are unwilling to do business with us due to our size and lack of access to additional sources of financing, and the loss of business to competitors with substantially greater financial and marketing resources. We make no assurances that potential customers will be more likely to do business with us, even with greater financial resources, nor can we make assurances that our CIP and CMS product offerings will ever find greater acceptance among those enterprises adopting or that adopted PKI for information security. Our ability to increase total revenues in the future will depend to a large extent on the acceptance of and demand for Datakey Axis, which we introduced in 2003. With these factors in mind, we currently expect total revenues in 2004 to increase significantly over 2003 levels because (i) we expect that demand for our PKI enabled products will increase and (ii) we anticipate our broader sales and marketing efforts in 2004 to establish a market for Datakey Axis.

Gross margins: Our gross profit margin decreased to 46% of revenue in 2003 from 50% of revenue in 2002 principally due to a product sales mix consisting of a greater percentage smart card, token and card reader sales, which carry significantly lower margins than our software products. We expect gross margins to improve in 2004 as total revenues increase and as revenues from our new product, Datakey Axis, start to comprise a larger percentage of total revenue.

Research and development, engineering and technical support: We incurred research and development, engineering and technical support expense of $2,054,000, or 50% of revenue, in 2003, compared to $2,314,000, or 31% of revenue, in 2002. The decrease of $260,000 in research and development, engineering and technical support expense is primarily due to a reduction in payroll costs associated with a head count reduction of five technical support and engineering personnel.

Marketing and sales: We incurred marketing and sales expense of $3,058,000, or 74% of revenue, in 2003, compared to $3,347,000, or 46% of revenue, in 2002. The decrease of $289,000 in marketing and sales expense in 2003 is primarily attributable to lower commissions paid on the lower level of sales in 2003 partially offset by higher payroll costs associated with head count additions in the second half of 2003.

General and administrative: We incurred general and administrative expense of $692,000, or 17% of revenue, in 2003, compared to $707,000, or 10% of revenue, in 2002. The decrease of 15,000 in general and administrative expense in 2003 is primarily attributable to a reduction in payroll costs and outside consulting fees for investor relations, largely offset by increased one-time severance costs resulting from the departure of an officer and increased outside legal expenses.

Interest income (expense): We incurred net interest expense of $148,000, or 4% of revenue, in 2003, compared to net interest income of $45,000 in 2002. Our net interest expense increased by $193,000 in 2003 due to additional expenses of $164,000 attributable to the $2,000,000 convertible promissory notes payable, which were issued on October 17, 2003, and lower interest income on cash invested.

Net loss from continuing operations: We incurred a net loss from continuing operations of $4,079,000 in 2003, compared to a net loss of $2,668,000 in 2002. The increase of $1,411,000 in net loss from continuing operations is a result of significantly lower sales and gross margins partially offset by lower expense levels.

Net loss: We incurred a net loss of $4,079,000 in 2003, compared to a net loss of $2,317,000 in 2002. For all of 2003 and 2002, we operated in a single business segment. However, in 2002, we recognized a one-time gain of $351,000 on the disposal of a discontinued segment, which was attributable to finalizing the sale of a business segment in 2001 that we reported as discontinued operations.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, the issuance of convertible promissory notes and revenues from the sale of our products and services.

Working capital, which is defined as current assets less current liabilities, decreased by $2,425,000 from $3,953,000 at December 31, 2002 to $1,528,000 at December 31, 2003. The single largest component of working capital is cash, which increased by $139,000 from $2,563,000 at December 31 2002 to $2,702,000 at December 31, 2003. The increase in cash was primarily due to $3,075,000 of cash provided by net cash proceeds from the issuance of common stock upon the exercise of outstanding stock warrants and the issuance of $2,000,000 in convertible promissory notes payable, offset by $2,568,000 of cash used to fund operations and $367,000 used for the acquisition of capital assets. Even though our cash increased in 2003, working capital decreased by $2,425,000 largely because the convertible promissory notes payable and related accrued interest expense were classified as current liabilities due to the contractual maturity date for the repayment of these liabilities is October 17, 2004.

We believe that our cash and cash equivalents, together with expected revenues from operations, will be sufficient to meet our anticipated working capital requirements into the first quarter of 2005. However, we will require additional funds to support our working capital requirements in the fourth quarter of 2004 should the convertible promissory note holders opt not to convert the notes into our common stock or not to extend the maturity of the notes beyond the scheduled maturity date of October 17, 2004. Should the convertible promissory note holders decide not convert their notes into our common stock during 2004, we will need to raise additional funds through public or private equity financings or from other sources in order to ultimately repay the notes and fund working capital in the future. Even if the convertible promissory note holders convert their notes into our common stock, we may require additional financing in 2005 to fund operations. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

Contractual Cash Obligations

The Company presently has no long-term debt outstanding and its only contractual cash obligations are those from operating lease obligations and the convertible promissory notes payable. Lease obligations total $162,000 over the next four years and debt and related accrued interest associated with the convertible promissory notes could total $2,200,000 on October 17, 2004. Approximately $95,000 of our total lease obligations of $162,000 relate to our office and warehouse lease, which expires on June 30, 2004, and is payable during the first half of 2004.

Factors That Could Affect Future Results

Certain statements made in this Annual Report on Form 10-KSB are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-KSB. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

These forward-looking statements generally relate to our belief that users of network services will increase their usage of smart cards; government agencies and financial service organizations worldwide will continue to implement PKI-based security infrastructures; and our strategic relationships will provide market leverage and higher value solutions to new and existing customers. In addition, these forward-looking statements reflect our specific expectations that research and development, engineering and technical support expenses in 2004 will increase; the demand for PKI enabled products will increase; our broader sales and marketing efforts in 2004 will establish a market for Datakey Axis and increase revenue growth over the next several years; our gross margins will improve in 2004; and our cash and cash equivalents together with expected revenues from operations should be sufficient to meet anticipated working capital requirements into the first quarter of 2005 (assuming the outstanding convertible debt due in October 2004 is converted to capital stock or the maturity date is extended).

Our past losses and expected future losses cast doubt on our ability to operate profitably.

We incurred losses from operations of $4,079,227 and $2,316,743 in 2003 and 2002, respectively. Our ability to improve our operating performance is primarily dependent on a significantly improved market for smart card-based information security products for PKI applications and the successful introduction of a new product, Datakey Axis, which offers information security and convenience without requiring the use of PKI. There is no assurance that the PKI market will improve or that our Datakey Axis product will receive market acceptance. Our ability to achieve or sustain profitability thereafter is uncertain.

Raising the required capital to conduct our operations and develop our products is time critical.

We may require substantial capital resources in order to conduct our operations and to further develop and market our products, including our new product Datakey Axis. We believe that our available cash and expected revenue is sufficient to finance operations through the first quarter of 2005, provided we are able to extend the maturity of the convertible promissory notes for at least an additional six months or obtain new financing to repay the convertible promissory notes at the scheduled maturity date of October 17, 2004. We will owe the convertible promissory note holders approximately $2.2 million, including interest, on the scheduled maturity date of October 17, 2004. There is no assurance that we will be able to obtain the necessary financing to repay this loan at favorable or acceptable terms, if at all, nor is there any assurance that the convertible promissory note holders will extend the maturity date of this loan. If we are unsuccessful in extending the maturity date of the note payable or in obtaining new financing to repay the note payable, our ability to continue to operate in our current form would be in doubt. Even if we are successful, any new financing or term extensions of the existing note payable will likely result in significant additional dilution to current shareholders.

Our Common Stock is traded on the OTC Bulletin Board, which may affect its market price and liquidity.

In order to maintain the listing of our common stock on the Nasdaq Stock Market, we had to continue to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00). Except for a few days, our common stock consistently traded below the $1.00 minimum level from March 3, 2003 through November 12, 2003. In addition, the National Association of Securities Dealers has a minimum listing requirement of $2.5 million of net equity, unless either the market value of a company’s securities exceeds $35 million or the company has net income of at least $500,000.

As of June 30, 2003, we no longer met such minimum net equity requirement or alternative requirements; and, on August 6, 2003, we received notice from Nasdaq that it was reviewing our eligibility for continued listing on Nasdaq. Despite the Company’s diligent efforts to meet the requirements, our common stock was delisted from the Nasdaq Stock Market on November 12, 2003. Our common stock was then immediately eligible for quotation on the OTC Bulletin Board and began trading on the OTC Bulletin Board as of the open of business on November 13, 2003. Because our common stock now trades on the OTC Bulletin Board, trading may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of Datakey. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

The SEC has rules relating to “penny stock.” If our common stock becomes characterized as penny stock as a result of being delisted by Nasdaq or otherwise, broker-dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks. The additional burdens imposed upon broker-dealers may discourage them from effecting transactions in penny stocks, which could further have a material adverse effect on the trading market of our common stock and further reduce the liquidity of our stock.

Success of our new product, Datakey Axis, depends on commercial acceptance and demand.

We believe our new Datakey Axis product, which we introduced in 2003, offers significant advantages to our customers. Datakey Axis is substantially less complex and costly than PKI technology based products, while continuing to offer the security and convenience demanded within the market. The product has only recently reached the market and we continue to work toward engaging necessary resellers in North America and Europe. For these reasons and because substantial funds are necessary to effectively market the product, there is no assurance that this product will be accepted by our potential customers or that it will generate a successful financial return. If the introduction of our Datakey Axis product is unsuccessful, our ability to survive would not be certain.

The price of our Common Stock has significantly decreased January 2003.

The market price of our common stock has decreased over the past year, from a high of $1.92 on January 7, 2003 to a low of $0.57 on December 18, 2003. On December 31, 2003, the last sale price quoted on the OTC Bulletin Board was $0.69 per share. On March 16, 2004, the last sales price quoted on the OTC Bulletin Board was $0.73 per share. The overall decrease over this period is due in part to a decrease in the market for technology related stocks during this time period, the delisting of our common stock by the Nasdaq Stock Market on November 12, 2003 and our decreased revenues and working capital during 2003. Other factors that could adversely affect our stock price include:

•	availability of alternative future sources of financing;

•	fluctuations in our operating results;

•	announcements of technological collaborations, innovations or new products by us or our competitors;

•	developments in patent or other proprietary rights owned by us or others;

•	litigation;

•	decisions by our strategic partners relating to the products incorporating our technologies; and

•	general market conditions.

We face the risks related to rapid technological change.

In the information security market, we face continuing significant risks due to the rapid and continual changes in available technology. Alternative technologies may be developed that are superior to ours and may result in our products becoming obsolete.

We face significant price competition.

Even if our technology can demonstrate a higher level of features and functions than many of the current competitive products, there are no assurances that competitive pressures will not force us to accept reduced margins to compete in the future. Large companies with significantly greater resources have recognized the need for information security and will likely enter this market as competitors with much greater financial resources.

Our success is highly dependent on our ability to retain our management team and technical expertise.

Our ability to succeed in the highly competitive information security business depends upon the efforts and abilities of our management team, our sales personnel, our software engineers and other technical personnel. Our inability to retain such highly skilled persons, due either to our current economic circumstances or the intense competition faced in the market for such persons, would substantially limit our ability to further our efforts in this business.

We may not be able to adequately enforce or protect our intellectual property rights or to protect ourselves against infringement claims by others.

Although we have filed an application with the U.S. Patent and Trademark Office for a patent covering the technology underlying our Datakey Axis product, we cannot assure you that a patent concerning this technology will be issued or that any resulting patent will be of sufficient breadth to deter competitors from attempting to replicate our technology. Whether or not we receive a patent covering our Datakey Axis technology, our continued success will depend in part on our ability to protect our manufacturing processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We cannot assure you that the scope of any patent protection under the patent that is under pending application or any other patents will exclude competitors or provide competitive advantages to us. Furthermore, we cannot assure you that others have not developed or will not develop similar products or manufacturing processes, duplicate any of our products or manufacturing processes or design around our patents or other intellectual property. We also rely on unpatented trade secrets to protect our proprietary technology, and we cannot assure you that others will not develop independently or otherwise acquire substantially equivalent techniques, gain access to our proprietary technology or disclose our technology, or that we can ultimately protect meaningful rights to our unpatented proprietary technology.

Recent Accounting Pronouncements

In December 2003 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB 104, which updated the guidance in Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 also integrates the set of related SAB 101 Frequently Asked Questions and recognizes the role of the AICPA’s Emerging Issue Task Force, or EITF, consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods commencing after June 15, 2003. SAB 104 directs companies to identify separate units of accounting based on EITF Issue 00-21 before applying the guidance of SAB 104. We believe that neither our operating results nor our financial condition will be materially affected by the provisions of EITF Issue 00-21, nor by the guidance of SAB 104. However, we expect that with certain future sales we may be required to separately allocate and defer revenue recognition on the fair value of support and maintenance services provided as part of the bundled price on the sale of some of our software products.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company are included herein following the signature page of this Report on the pages set forth:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated by reference to the proxy statement for our 2004 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Determination of Number and Election of Directors,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Compliance.” Our proxy statement will be filed pursuant to Rule 14a-3 within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the proxy statement for our 2004 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the proxy statement for our 2004 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners.”

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the proxy statement for our 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

The following exhibits are included in this report: See “Exhibit Index” immediately following the financial statements following the signature page of this Form 10-KSB.

     (b) Reports on Form 8-K.

We filed three reports on Form 8-K during the fourth quarter of 2003: (1) on October 17, 2003, announcing the closing of a $3.12 million financing, (2) on October 30, 2003, announcing third quarter 2003 financial results, and (3) on November 12, 2003, announcing the delisting of our common stock from the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the proxy statement for our 2004 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29,2004	Datakey, Inc.

BY:	/s/David A. Feste

David A. Feste
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004.

SIGNATURE	TITLE

/s/ Timothy L. Russell	President and Chief Executive Officer (Principal Executive
Officer) and Director
Timothy L. Russell

/s/ David A. Feste	Vice President and Chief Financial Officer (Principal Financial
and Accounting Officer)
David A. Feste

*	Director and Secretary

Thomas R. King

*	Director

Terrence W. Glarner

*	Director and Chairman

Eugene W. Courtney

By:	/s/ David A. Feste

David A. Feste, Attorney-In-Fact

* David A. Feste, pursuant to the Powers of Attorney executed by each of the directors above whose name is marked by a “*”, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the directors in the capacities in which the name of each appears above.

DATAKEY, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2003

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for fiscal year ended December 31, 2002)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-KSB for fiscal year ended December 31, 2002)

4.1	Rights Agreement dated October 26, 2001 between the Company and Wells Fargo Bank, as Rights Agent, including Statement of Designation of Series B Preferred Stock, Summary of Rights to Purchase Shares of Series B Preferred Stock and Form of Rights Certificate included as exhibits (incorporated by reference to Exhibit to the Company’s Registration Statement on Form 8-A, Reg. No. 0-11447)

10.1	1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.7 to Form 10-K for fiscal year ended December 31, 1987)**

10.2	Amendment dated March 15, 1991 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-K for fiscal year ended December 31, 1991)**

10.3	Amendments dated July 1, 1995 and March 19, 1996 to 1987 Datakey, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 to Form 10-KSB for fiscal year ended December 31, 1996)**

10.4	Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987, as amended on February 10, 1988, December 23, 1988, February 13, 1992 and April 1, 1992 (Incorporated by reference to Exhibit 10.12 to Form 10-K for fiscal year ended December 31, 1991)

10.5	Manufacturing Agreement between Duncan Industries and the Company dated August 27, 1993 (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1993)

10.6	Employment Agreement between Alan G. Shuler and the Company dated January 1, 1999 (Incorporated by reference to Exhibit 10.2 to Form 10-QSB for fiscal quarter ended April 3, 1999)**

10.7	Lease Amendment No. 5 dated December 17, 1996 to Lease between the Company and Kraus-Anderson, Inc. dated June 3, 1987 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB for fiscal year ended December 31, 1996)

10.8	1997 Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1997)**

10.9	Forms of Incentive and Nonqualified Stock Option Agreements under 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Form 10-KSB for fiscal year ended December 31, 1997)**

10.10	Lease Extension and Expansion Agreement between the Company and Kraus-Anderson, Incorporated dated April 19, 1999 (Incorporated by reference to Exhibit 10.14 to Form 10-KSB for fiscal year ended December 31, 1999)

10.11	Employment Agreement between Timothy Russell and the Company dated August 16, 1999 (Incorporated by reference to Exhibit 10.15 to Form 10-KSB for fiscal year ended December 31, 1999)**

Exhibit No.	Description
10.12	Employment Agreement between Colleen M. Kulhanek and the Company dated April 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-QSB for fiscal quarter ended April 1, 2000)**

10.13	Loan Agreement dated January 23, 2001 between the Company and Ray Lipkin and Unsecured Promissory Note dated January 26, 2001 in the amount of $500,000 (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the year ended December 31, 2000)

10.14	Asset Acquisition Agreement dated August 3, 2001 between Datakey, Inc. and Datakey Electronics, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K dated August 3, 2001)

10.15	2002 Executive Incentive Plan (Incorporated by reference to Exhibit 10.18 to Form 10-KSB for the year ended December 31, 2001)**

10.16	2003 Executive Incentive Plan Incorporated by reference to Exhibit 10.18 to Form 10-KSB for fiscal year ended December 31, 2002)**

10.17	Employment Agreement between Carl P. Boecher and the Company effective March 1, 2003 (Incorporated by reference to Exhibit 10.19 to Form 10-KSB for fiscal year ended December 31, 2002)**

10.18*	Employment Agreement dated June 30, 2003, between Christopher A. Schwartzbauer and the Company**

10.19*	Amended Employment Agreement dated February 23, 2004, between Alan G. Shuler and the Company**

23.1*	Consent of Independent Accountant

24.1*	Power of attorney for Timothy L. Russell, David A. Feste, Thomas R. King, Terrence W. Glarner and Eugene W. Courtney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 200

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

  * Filed herewith.

**Designates a management contract or compensatory plan or arrangement.

Independent Auditor’s Report

To the Stockholders
Datakey, Inc.
Burnsville, Minnesota

We have audited the accompanying balance sheets of Datakey, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datakey, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
February 3, 2004

Datakey, Inc.

Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets (Note 5)
Current Assets
Cash and cash equivalents	$2,702,222	$2,562,611
Trade receivables, less allowance for doubtful accounts of $31,000 in 2003 and $55,000 in 2002 (Note 9)	930,183	1,700,434
Inventories (Note 3)	442,775	996,532
Prepaid expenses and other	68,296	65,259

Total current assets	4,143,476	5,324,836

Other Assets
Licenses, less accumulated amortization (Note 4)	445,739	236,817
Loan origination costs, less accumulated amortization	71,896	—
Patents, less accumulated amortization	8,956	—

	526,591	236,817

Equipment and Leasehold Improvements, at cost
Production tooling	30,230	23,650
Equipment	723,086	735,916
Furniture and fixtures	168,802	166,520
Leasehold improvements	310,912	310,912

	1,233,030	1,236,998
Less accumulated depreciation	(1,085,555)	(927,844)

	147,475	309,154

Total assets	$4,817,542	$5,870,807

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable (Notes 2 and 5)	$1,522,951	$—
Accounts payable	413,864	574,266
Accrued expenses:
Compensation	266,762	287,718
Interest	41,096	—
Other	64,115	154,267
Deferred revenue	306,324	355,338

Total current liabilities	2,615,112	1,371,589

Commitments and Contingencies (Notes 2, 4, 5 and 10)
Stockholders’ Equity (Notes 7 and 8)
Convertible preferred stock, voting, liquidation value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $0.05 per share; authorized 20,000,000 shares; issued and outstanding 11,732,708 in 203 and 10,082,750 in 2002	586,635	504,138
Additional paid-in capital	20,621,092	18,921,150
Accumulated deficit	(19,380,297)	(15,301,070)

Total stockholders’ equity	2,202,430	4,499,218

Total liabilities and stockholders’ equity	$4,817,542	$5,870,807

See Notes to Financial Statements.

Datakey, Inc.

Statements of Operations
Years Ended December 31, 2003 and 2002

	2003	2002
Net sales (Note 9)	$4,113,374	$7,257,109

Costs and expenses:
Costs of goods sold	2,239,782	3,601,347
Research and development, engineering and technical support	2,054,427	2,314,391
Marketing and sales	3,058,285	3,346,501
General and administrative	692,184	707,296

Total costs and expenses	8,044,678	9,969,535

Operating loss	(3,931,304)	(2,712,426)
Interest income	16,124	44,637
Interest expense	(164,047)	—

Loss from continuing operations before income taxes	(4,079,227)	(2,667,789)
Income tax expense (Note 6)	—	—

Net loss from continuing operations	(4,079,227)	(2,667,789)
Gain on disposal of discontinued segment (Note 11)	—	351,046

Net loss	$(4,079,227)	$(2,316,743)

Loss per share:
Basic and diluted loss from continuing operations	$(0.39)	$(0.26)
Basic and diluted gain from discontinued operations	—	0.03

Basic and diluted loss per share	$(0.39)	$(0.23)

Weighted-average common shares:
Basic and diluted	10,423,140	10,074,871

See Notes to Financial Statements.

Datakey, Inc.

Statements of Stockholders’ Equity
Years Ended December 31, 2003 and 2002

	Convertible Preferred
	Stock		Common Stock
					Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, Dec. 31, 2001	150,000	$375,000	9,974,012	$498,701	$18,580,288	$(12,984,327)	$6,469,662
Exercise of stock options	—	—	6,667	333	9,667	—	10,000
Exercise of warrants	—	—	80,268	4,014	272,109	—	276,123
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	—	—	21,803	1,090	59,086	—	60,176
Net loss	—	—	—	—	—	(2,316,743)	(2,316,743)

Balance, Dec. 31, 2002	150,000	375,000	10,082,750	504,138	18,921,150	(15,301,070)	4,499,218
Exercise of stock options	—	—	12,259	613	(491)	—	122
Exercise of warrants	—	—	1,600,000	80,000	1,040,000	—	1,120,000
Issuance of common stock in accordance with employee stock purchase plan (Note 8)	—	—	37,699	1,884	43,730	—	45,614
Compensation expense recorded on stock options	—	—	—	—	7,703	—	7,703
Compensation expense recorded on warrants	—	—	—	—	7,500	—	7,500
Issuance of warrants with note payable (Note 5)	—	—	—	—	601,500	—	601,500
Net loss	—	—	—	—	—	(4,079,227)	(4,079,227)

Balance, Dec. 31, 2003	150,000	$375,000	11,732,708	$586,635	$20,621,092	$(19,380,297)	$2,202,430

See Notes to Financial Statements.

Datakey, Inc.

Statements of Cash Flows
Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities
Net Loss	$(4,079,227)	$(2,316,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183,922	170,528
Amortization	145,801	182,847
Amortization of debt discount	122,951	—
Loss on disposal of equipment	—	682
Noncash compensation	16,703	—
Changes in operating assets and liabilities:
Trade receivable	770,251	536,366
Inventories	553,757	(70,504)
Prepaid expenses	(3,037)	19,174
Accounts payable	(160,402)	7,921
Deferred revenue	(49,014)	(119,559)
Accrued expenses	(70,012)	10,768

Net cash used in operating activities	(2,568,307)	(1,578,520)

Cash Flows from Investing Activities
Purchases of equipment	(22,243)	(89,607)
Purchase of licenses	(334,620)	(227,825)
Increase in patents	(10,139)	—

Net cash used in investing activities	(367,002)	(317,432)

Cash Flows from Financing Activities
Proceeds from note payable	2,000,000	—
Loan origination costs	(90,816)	—
Net proceeds from issuance of common stock	1,165,736	346,299

Net cash used in financing activities	3,074,920	346,299

Increase (decrease) in cash and cash equivalents	139,611	(1,549,653)
Cash and Cash Equivalents
Beginning	2,562,611	4,112,264

Ending	$2,702,222	$2,562,611

Supplemental Disclosures of Noncash Items
Issuance of warrants in connection with notes payable (Note 5)	$600,000	$—
Cash paid for interest	—	—

See Notes to Financial Statements.

Datakey, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

Depreciation: Depreciation of equipment and leasehold improvements is computed on the straight-line and accelerated methods over the following estimated useful lives:

Years
Production tooling	2 – 5
Equipment	3 – 7
Furniture and fixtures	7
Leasehold improvements	Life of lease

Patents: Patents are stated at cost and are being amortized over their estimated useful life of five years using the straight-line basis. The gross amount of patent cost was $10,139 and accumulated amortization was $1,183 at December 31, 2003.

Loan origination costs: Loan origination costs are being amortized on a straight-line basis over one year, the term of the related debt. The gross amount of such costs was $90,816 and accumulated amortization was $18,920 at December 31, 2003.

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

The revenue from products sold by the electronic products business segment was recognized upon shipment, FOB shipping point. This segment, now discontinued, fulfilled its last contract in 2002.

Shipping and handling charges to customers are included in net sales. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Software development costs: The Company’s policy is to charge to expense those costs of software development incurred until the point of technical feasibility is attained, at which time such costs are capitalized, subject to review of net realizable value.

Although technical feasibility for the Company’s products has been attained, the Company is unable to ascertain the market acceptance of the products. As a result, the Company has charged these costs to operations, as the net realizable value is not determinable. Company plans for new product development and/or significant product enhancements in the future may result in an increased level of capitalized software costs as market acceptance of its products becomes determinable.

Research and development, engineering and technical support: Research and development costs, engineering and technical support are charged to expense as incurred and consist primarily of engineering expenses related to product development. Engineering and technical support consist primarily of maintenance of the Company’s products and systems. Research and development costs were approximately $1,763,000 and $1,903,000 during 2003 and 2002, respectively, of which approximately $1,232,000 and $1,142,000 were software development costs.

Advertising: Expenditures for advertising costs are expensed as incurred. Advertising and product promotion expense was approximately $72,000 and $106,000 during 2003 and 2002, respectively.

Fair value of financial instruments: The Company’s financial instruments consist of cash and cash equivalents and short-term trade receivables and payables for which current carrying amounts approximate fair value.

The fair value of the Company’s note payable was estimated based on interest rates for the same or similar debt having the same or similar remaining maturities with similar risk and collateral requirements. At December 31, 2003, the carrying value of the note payable approximates its fair value.

Loss per share: The Company computes basic and diluted net loss per share based upon the weighted-average number of common shares outstanding during each year. Potential common shares, such as options and warrants (see Note 8), were not included in the computation of diluted loss per common share since their effect would be anti-dilutive. Due to the losses from continuing operations in 2003 and 2002, basic and diluted loss per share were the same for both years.

Stock-based compensation: The Company regularly grants options to its employees under various plans as described below. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. Compensation expense recorded for employee grants for the year ended December 31, 2003, was $7,703. There was no compensation expense recorded for employee grants for the year ended December 31, 2002.

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

	Years Ended December 31
	2003	2002
Net loss, as reported	$(4,079,227)	$(2,316,743)
Deduct total stock-based employee compensation expense determined under fair value method for all awards	(640,305)	(747,322)

Net loss, pro forma	$(4,719,532)	$(3,064,065)

Basic and diluted loss per share, as reported	$(0.39)	$(0.23)
Basic and diluted, pro forma	(0.45)	(0.30)

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

Changes in the Company’s warranty liability are as follows:

	Years Ended December 31
	2003	2002
Balance, beginning	$4,175	$26,894
Reduction of accrual to estimated required amount based upon current experience	—	(20,000)
Payments made	(1,802)	(2,719)

Balance, ending	$2,373	$4,175

Note 2.	Corporate Liquidity

The Company anticipates that its working capital, including cash of $2.7 million, will provide sufficient liquidity to fund 2004 operations. Should the $2,000,000 note not be converted into common stock, the Company plans to raise additional capital during 2004 to enable it to repay the note together with $200,000 of interest due in October 2004. The Company is reviewing multiple avenues of future funding, but does not have any commitments for such funding at this time.

Datakey, Inc.
Notes to Financial Statements

Note 3.	Inventories

Inventories consist of the following components as of December 31, 2003 and 2002:

	2003	2002
Raw materials	$303,405	$585,743
Work in process	24,556	22,024
Finished goods	233,615	553,417
Inventory obsolescence reserve	(118,801)	(164,652)

	$442,775	$996,532

Note 4.	Licenses

The Company utilizes technology in its products which is licensed from third parties. Licenses are stated at cost. The costs of the license agreements are amortized to cost of goods sold as the products incorporating the licensed units are sold or over the life of the agreement. Under these agreements, the Company generally agrees to purchase a minimum quantity of software units over a specified period of time.

	December 31
	2003	2002
Licenses:
Gross carrying amount	$854,620	$546,000
Accumulated amortization	(408,881)	(309,183)

Net carrying amount	$445,739	$236,817

Aggregate amortization expense in 2003 was $34,699 and in 2002 was $182,847. The Company expects that the remainder of the December 31, 2003, carrying amount of the license agreements will be charged to amortization in 2004 based upon the expected sales of its products which incorporate the licenses. The terms of one of the license agreements require the Company to purchase an additional 12,500 licenses for $81,250 by March 2004. The Company presently expects to acquire and utilize the minimum number of licenses under the agreement in 2004.

The Company reviews its license costs for impairment and records impairment charges if sales of products incorporating the licenses are less than expected. As a result, the Company recognized impairment expense of $91,000 in 2003 and $48,667 in 2002 to reduce the carrying amount of certain license costs to the amount required based on sales levels. These impairment charges are included in the caption “cost of goods sold” in the accompanying statements of operations.

Note 5.	Note Payable

In October 2003, the Company entered into a $2 million convertible secured note payable with a group of accredited investors. The note bears interest at 10 percent and is secured by substantially all assets. All principal and interest is due in October 2004. The note is convertible into shares of the Company’s common stock at a conversion price of $1.25 per share.

In connection with this financing, the Company granted the note holders 4 million warrants with a term of seven years and an exercise price of $0.77. The warrants were valued at $600,000 using the Black-Scholes pricing model. As required by generally accepted accounting principles, the $600,000 was recorded as a discount on the note payable, with an offsetting entry to additional paid-in capital of the same amount. The discount is being recognized as interest expense over the term of the debt. The selling agents received 10,000 warrants with the same terms as the note holder warrants. The agent warrants were valued at $1,500 using the Black-Scholes pricing model.

The carrying value of the note at December 31, 2003, is as follows:

Convertible note payable	$2,000,000
Unamortized discount	(477,049)

Balance on December 31, 2003	$1,522,951

Datakey, Inc.
Notes to Financial Statements

Note 5.	Note Payable (Continued)

At maturity, $200,000 of accrued interest will be due. Such accrued interest on this note was $41,096 at December 31, 2003.

Note 6.	Income Taxes

The income tax benefit is different from that which would be computed by applying the U.S. federal income tax rate (35 percent) to pretax loss as follows:

	December 31
	2003	2002
Computed “expected” federal tax benefit at statutory rates	$(1,428,000)	$(811,000)
Effect of net operating loss with no current benefit	1,428,000	811,000

Actual tax benefit	$—	$—

Deferred taxes consist of the following components as of December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$8,739,000	$7,247,000
Research and development tax credit	456,000	415,000
Allowance for doubtful accounts	11,000	20,000
Inventory	43,000	59,000
Accrued expenses and deferred revenue	69,000	91,000
Contribution carryforward	7,000	7,000
Depreciation	50,000	31,000

Total gross deferred tax assets	9,375,000	7,870,000
Valuation allowance	(9,375,000)	(7,870,000)

Net deferred taxes	$—	$—

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that significant uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has provided a valuation allowance against them.

At December 31, 2003, the Company’s net operating loss and tax credit carryforwards expire as follows:

		Research and
	Operating Loss	Development Tax
Expiring Year Ended December 31	Carryforward	Credit Forward
2011	$1,850,000	$—
2012	3,540,000	113,000
2018	2,560,000	59,000
2019	2,450,000	67,000
2020	3,114,000	40,000
2021	4,422,000	70,000
2022	2,193,000	66,000
2023	4,146,000	41,000

	$24,275,000	$456,000

Datakey, Inc.
Notes to Financial Statements

Note 6.	Income Taxes (Continued)

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

Note 7.	Stockholders’ Equity

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

Shareholder Rights Plan: On October 19, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan, which took effect on October 26, 2001. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock or convertible preferred stock of the Company held by the shareholders of record as of the close of business on November 9, 2001. The Board further authorized the issuance of one right (subject to adjustment) with each share of common stock or convertible preferred stock issued subsequent to November 9, 2001, but prior to the expiration date. Each right entitles its holder to purchase one-hundredth of a share of Series B Preferred Stock at an exercise price of $60, subject to adjustment. The rights will only be exercisable if a person or group acquires, has the right to acquire, or has commenced a tender offer for 15 percent or more of the outstanding common stock. The rights are nonvoting, pay no dividends, expire on November 9, 2011, and may be redeemed by the Company for $0.001 per right at any time before the 10th day (subject to adjustment) after a 15 percent position is acquired. The rights have no effect on earnings per share until they become exercisable.

After the rights are exercisable, if the Company is acquired in a merger or other business combination, or if 50 percent or more of the Company’s assets are sold, each right will entitle its holder (other than the acquiring person or group) to purchase, at the then current exercise price, common stock of the acquiring entity having a value of twice the exercise price.

Undesignated stock: The Company has 9,480,000 shares of undesignated capital stock.

Datakey, Inc.
Notes to Financial Statements

Note 8.	Stock Options and Warrants

As discussed in Note 1 to the financial statements, the Company accounts for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

	Years Ended December 31
	2003	2002
Expected dividend yield	—	—
Expected stock price volatility	95.10%	99.17%
Risk-free interest rate	2.00%	2.54%
Expected life of options	3.00 years	5.00 years
Weighted-average fair value of options granted during the year	$0.52	$2.42

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

Additional information relating to all outstanding options as of December 31, 2003 and 2002, is as follows:

	2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	1,438,515	$3.51	1,146,053	$3.66
Options exercised	(12,259)	0.01	(6,667)	1.50
Options forfeited	(196,634)	4.13	(73,833)	4.47
Options granted	400,657	0.84	372,962	3.22

Options outstanding at end of year	1,630,279	$2.81	1,438,515	$3.51

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
		Weighted-
		Average
		Remaining
	Number	Contractual	Weighted-	Number	Weighted-
	Outstanding	Life at	Average	Exercisable	Average
Range of	at December	December 31,	Exercise	at December	Exercise
Exercise Prices	31, 2003	2003 (Years)	Price	31, 2003	Price
$0.01 - $ 0.76	306,252	9.43	$0.70	32,502	$0.54
$1.42 - $ 2.40	358,158	7.54	1.69	242,991	1.74
$2.50 - $3.625	472,527	5.34	3.10	358,439	3.16
$3.74 - $ 5.25	408,342	6.75	4.15	266,833	4.29
$5.38 - $7.563	51,000	6.16	6.26	51,000	6.26
$8.00 - $ 8.38	34,000	6.32	8.14	26,000	8.18

$0.01 - $ 8.38	1,630,279	6.99	$2.81	977,765	$3.32

At December 31, 2002, there were 740,729 options exercisable at a weighted-average exercise price of $3.67.

Datakey, Inc.
Notes to Financial Statements

Note 8.	Stock Options and Warrants (Continued)

Employee stock purchase plan: Under its 1998 employee stock purchase plan, which became effective for the plan year beginning January 1, 1999, the Company is authorized to issue up to 200,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose each year to have up to 10 percent of their earnings withheld to purchase the Company’s stock at a price that is 85 percent of the lower of its beginning-of-year or end-of-year fair market value. During 2003 and 2002, 37,699 and 21,803 shares, respectively, were issued under the plan.

Warrants: The Company has issued warrants to purchase shares of common stock at prices between $0.70 and $6.60 per share. All warrants are currently exercisable. The following tables summarize information about warrants outstanding at December 31, 2003 and 2002:

	2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Warrants at beginning of year	2,995,243	$3.44	3,075,511	$3.44
Warrants exercised	(1,600,000)	0.70	(80,268)	3.44
Warrants forfeited	(97,353)	3.12	—	—
Warrants granted	5,305,933	0.77	—	—

Warrants outstanding at end of year	6,603,823	$1.40	2,995,243	$3.44

During 2003, the Company reduced the exercise price to $0.70 on 1,600,000 warrants originally issued in February 2001. Additionally, in October 2003, the Company offered new warrants at an exercise price of $0.77 as an additional incentive for warrant holders to exercise their warrants. All warrant holders accepted either the September offer to exercise at $0.70 or the October offer to exercise at $0.70 and to receive new warrants with a term of five years and an exercise price of $0.77, providing a total of $1,120,000 to the Company.

Warrants outstanding at December 31, 2003, expire as follows:

2004	$10,000
2005	880,000
2008	37,890
2009	370,000
2013	5,305,933

$6,603,823

Note 9.	Major Customers and International Sales

Major customers: Direct and indirect sales to U.S. government agencies were approximately $1,586,000 and $1,756,000, or 39 percent and 24 percent of total sales, in 2003 and 2002, respectively. Accounts receivable from U.S. government agencies were approximately $244,000 and $669,000 at December 31, 2003 and 2002, respectively. In addition to sales to U.S. government agencies, the Company had sales to the following significant customers:

	Net Sales		Trade Receivables
	Years Ended December 31		as of December 31
	2003	2002	2003	2002
Customer A	$943,000	$1,159,000	$662,000	$391,000
Customer B	470,000	*	—	N/A
Customer C (an agency of the Canadian government)	*	2,127,000	N/A	66,000

*This customer accounted for less than 10 percent of total sales.

Datakey, Inc.
Notes to Financial Statements

Note 9.	Major Customers and International Sales (Continued)

International sales: Export sales to international customers, including Canada, for 2003 and 2002 were approximately $2,181,000 and $4,168,000, or 53 percent and 57 percent of total sales, respectively. Accounts receivable from international customers were approximately $687,000 and $721,000 at December 31, 2003 and 2002, respectively. Sales to customers in Germany accounted for approximately $679,000, or 17 percent of sales, in 2003. No other individual country accounted for more than 10 percent of sales in 2003. Sales to customers in Canada accounted for approximately $2,401,000, or 33 percent of sales, and sales to customers in Germany accounted for approximately $768,000, or 11 percent of sales, in 2002. No other individual country accounted for more than 10 percent of sales in 2002.

Note 10.	Commitments and Contingencies

The Company leases its office and warehouse facilities under a noncancelable operating lease, which expires in June 2004. In addition, certain items of equipment are leased under noncancelable operating leases through February 2007.

Future lease commitments are as follows:

2004	$142,000
2005	13,000
2006	6,000
2007	1,000

$162,000

Rent expense totaled approximately $167,000 and $343,000 in 2003 and 2002, respectively.

In connection with the transaction described in Note 11, the Company is subleasing a portion of its office space. The Company will receive monthly rentals of $8,834 through June 2004. Sublease income during 2003 and 2002 was approximately $106,000 in each year.

Employee benefits: The Company maintains a voluntary 401(k) plan in effect for its employees. The Company offers a match of 25 percent of the employees’ contributions, up to 6 percent. The match was suspended in 2003 thus there was no Company matching contribution to the plan. The Company’s match was approximately $39,000 in 2002. In addition, a discretionary contribution can be authorized by the Board of Directors. There were no discretionary contributions authorized in 2003 and 2002.

Note 11.	Operating Segments and Discontinued Operations

The Company formerly had two reportable segments: ISS Information Security Solutions (ISS) and Electronic Products (EP). The ISS Information Security Solutions segment produces and markets products for the information security market, which enable user identification and authentication, secure data exchange and information validation. EP produced proprietary memory keys, cards and other custom-shaped tokens that serve as a convenient way to carry electronic information.

In February 2001, the Company’s Board of Directors approved management’s plan to discontinue the operations of the EP segment. In August 2001, certain assets of the EP segment were sold to an unrelated party for $550,000. One customer contract was retained by the Company with final delivery taking place in 2002, and the gain on disposal of the discontinued segment was the profit realized on the contract in excess of the amounts accrued for in 2001. The disposal of the segment was accounted for as discontinued operations and, accordingly, the results of its operations have been excluded from continuing operations for all periods presented. There were no assets or liabilities remaining from the EP segment as of December 31, 2002.

Datakey, Inc.
Notes to Financial Statements

Note 11.	Operating Segments and Discontinued Operations (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment transactions. The Company evaluates performance based on operating earnings of the respective segments. The following tables present information by segment. There were no EP operations in 2003.

	Year Ended December 31, 2002
	ISS	EP	Unallocated	Total
Revenue	$7,257,000	$870,000	$—	$8,127,000
Depreciation and amortization	313,000	40,000	—	353,000
Segment profit (loss)	(2,712,000)	351,000	45,000	(2,316,000)