Form 10QSB
period 2004-03-31
DATAKEY INC
filed 2004-05-06
CIK 704914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                              For the quarterly period ended March 31, 2004

                                                                               Commission File Number 0-11447

DATAKEY, INC.

(Exact name of small business issuer as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1291472 (I.R.S. Employer Identification No.)

407 WEST TRAVELERS TRAIL, MINNEAPOLIS, MN 55337

(Address of Principal Executive Offices)

Issuer’s telephone number: (952) 890-6850

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No (  )

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity as of April 29, 2004 is 11,767,254.

     Transitional Small Business Disclosure Format (check One):

Yes (  ) No (X)

INDEX
Datakey, Inc.

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements
Balance Sheets – March 31, 2004 and December 31, 2003.	3
Statements of Operations – Three months ended March 31, 2004 and March 31, 2003.	4
Statements of Cash Flows – Three months ended March 31, 2004 and March 31, 2003.	5
Notes to Financial Statements.	6
Item 2. Management’s Discussion and Analysis or Plan of Operation.	6
Item 2. Changes in securities and small business issuer purchases of equity securities	13
Item 3. Controls and Procedures.	14
PART II. OTHER INFORMATION
Items 1, 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.
Item 6. Exhibits and Reports on Form 8-K	14
Signature	15
Exhibit Index	16
Employment Agreement
Nonqualified Stock Option Agreement
Nonqualified Stock Option Agreement
Nonqualified Stock Option Agreement
Lease Extension and Space Reduction Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

We have registered “DATAKEY®” as a trademark with the U.S. Patent and Trademark Office. We also use the trademarks “Rapid Deploy Technology™,” “Model 330J Java Card™,” “Datakey Axis™,” “Datakey CIP™,” and “Datakey CMS™.” All other trademarks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Datakey, Inc.

Balance Sheets

	March 31,	December 31, 2003
	2004	2003
	(Unaudited)	(see Note)
Assets
Current Assets
Cash and cash equivalents	$1,595,192	$2,702,222
Trade receivables, net	1,665,050	930,183
Inventories	526,336	442,775
Prepaid expenses and other	144,398	68,296

Total current assets	3,930,976	4,143,476

Other Assets
Licenses	472,268	445,739
All other, less accumulated amortization	57,641	80,852

	529,909	526,591

Equipment and Leasehold Improvements, at cost
Tooling, equipment, fixtures and leasehold improvements	1,244,863	1,233,030
Less accumulated depreciation	(1,117,341)	(1,085,555)

	127,522	147,475

Total assets	$4,588,407	$4,817,542

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$1,672,131	$1,522,951
Accounts payable	393,157	413,864
Accrued expenses	587,063	371,973
Deferred revenue	862,331	306,324

Total current liabilities	3,514,682	2,615,112

Commitments and Contingencies

Stockholders’ Equity
Convertible preferred stock, voting, liquidation value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $0.05 per share; authorized 20,000,000 shares; issued and outstanding 11,767,254 and 11,732,708	588,363	586,635
Additional paid-in capital	20,639,747	20,621,092
Accumulated deficit	(20,529,385)	(19,380,297)

Total stockholders’ equity	1,073,725	2,202,430

Total liabilities and stockholders’ equity	$4,588,407	$4,817,542

Note: See Notes to Financial Statements.

Datakey, Inc.

Statements of Operations - Unaudited

	For the Three Months Ended
	March 31,
	2004	2003
Net sales	$1,501,024	$794,368

Costs and expenses:
Costs of goods sold	543,685	605,873
Research and development, engineering and technical support	496,802	548,558
Marketing and sales	993,048	775,717
General and administrative	422,565	418,293

Total costs and expenses	2,456,100	2,348,441

Operating loss	(955,076)	(1,554,073)
Interest income (expense), net	(194,010)	4,997

Loss from continuing operations before income taxes	(1,149,086)	(1,549,076)

Income tax expense	—	—

Net loss	$(1,149,086)	$(1,549,076)

Loss per share:
Basic and diluted loss per share	$(0.10)	$(0.15)

Weighted-average common shares:
Basic and diluted	11,760,423	10,114,491

See Notes to Financial Statements.

Datakey, Inc.

Statements of Cash Flows - Unaudited

	For the Three Months Ended
	March 31,
	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,149,086)	$(1,549,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,500	40,383
Amortization	172,391	7,047
Changes in operating assets and liabilities:
Trade receivable	(734,867)	993,381
Inventories	(83,561)	210,470
Prepaid expenses and licenses	(102,631)	(82,040)
Accounts payable	(20,707)	(204,440)
Accrued expenses	215,090	56,200
Deferred revenue	556,009	78,751

Net cash used in operating activities	(1,108,862)	(449,324)

Cash Flows from Investing Activities
Purchases of equipment	(18,551)	(6,409)

Net cash used in investing activities	(18,551)	(6,409)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	20,383	51,161

Net cash provided by financing activities	20,383	51,161

Decrease in cash and cash equivalents	(1,107,030)	(404,572)

Cash and Cash Equivalents
Beginning	2,702,222	2,562,611

Ending	$1,595,192	$2,158,039

See Notes to Financial Statements.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS

Datakey, Inc. develops and markets software products that are designed to simplify and strengthen user authentication for the information security market. The Company also distributes smart cards, tokens and readers for use with its line of access and identity software solutions.

Note 2. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of March 31, 2004, and December 31, 2003, and results of its operations and cash flows for the three-month periods ended March 31, 2004, and March 31, 2003. The adjustments that have been made are of a normal recurring nature.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the 2003 Datakey, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 3.STOCK BASED COMPENSATION

The Company regularly grants options to its employees under various plans. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. No compensation expense was recorded for employee grants for the quarters ended March 31, 2004 and March 31, 2003. The Company also periodically grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

Quarters Ended	March 31, 2004	March 31, 2003
Net loss, as reported	($1,149,086)	($1,549,076)
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(145,673)	(192,793)

Net loss, pro forma	($1,294,759)	($1,741,869)

Basic and diluted loss per share, as reported	($.10)	($.15)
Basic and diluted loss per share, pro forma	($.11)	($.17)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards generally are made each year.

Note 4. CORPORATE LIQUIDITY

The Company anticipates that its working capital, including cash of $1.6 million, will provide sufficient liquidity to fund 2004 operations. Should the $2,000,000 note not be converted into common stock, the Company plans to raise additional capital during 2004 to enable it to repay the note together with $200,000 of interest due in October 2004. The Company is reviewing multiple avenues of future funding, but does not have any commitments for such funding at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition or plan of operation should be read together with our financial statements and related notes appearing the 2003 Datakey, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Factors That Could Affect Future Results” and elsewhere in this report on Form 10-QSB.

Overview

We develop, manufacture and market products and services based on our technologies for the information and security market. For information security solutions based on PKI, our product and service offerings include Datakey CIP and CMS; and for authentication solutions, our product and service offering is Datakey Axis and its management center software. Both product lines may use either or both our 330 smart card and iKey USB token. We are currently developing improvements to our Axis and CIP product offerings, which are expected to add greater functionality of features and extend its compatibility with non-Windows based operating systems. We operate within a single business segment, the information security market. Our revenue is reported as a single component, which is comprised of four elements, including (1) net sales of hardware products manufactured by third parties, (2) software products developed or licensed by us and reproduced by third parties, (3) product support and maintenance service fees we have earned from end users of our products, and (4) license fees paid by an original equipment manufacturer on the use of our smart card and token-based operating system that they incorporate into their products.

Revenue from the sale of smart card and token-based products and systems based on our technologies; maintenance, support and technical support fees from agreements with end users, and from custom system integration consulting; and license fees on a per seat basis from the sale of our smart card and token-based operating system and CIP software to an original equipment manufacturer for incorporation into their products will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand by end users and original equipment manufacturers for the products and services we offer, and new product and service introductions.

The table below summarizes changes in selected operating indicators, showing certain income, cost and expense items as a percentage of total revenue from continuing operations for the first quarters of 2004 and 2003. Inflation has not been a significant factor in our operations to date.

	Percentage of Total Revenue
Fiscal Quarter Ended March 31	2004	2003
Revenue	100%	100%
Cost of goods sold	36	76

Gross margin	64	24

Cost and Expenses:
Research and development, engineering and technical support	33	69
Marketing and sales	66	98
General and administrative	28	53

Total cost and expenses	127	220

Operating loss	(63)	(196)
Interest income (expense), net	(13)	—

Loss before income taxes	(76)	(196)
Income taxes	—	—

Net loss	(76)%	(196)%

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

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements.” SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. In addition, SAB 104 requires that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The Company also applies the provisions of Statement of Position 97-2 and related guidance. Revenue from products and systems sold is recognized upon shipment to the customer as we have no future obligation for support, upgrades or other services. Revenue from maintenance and support obligations under a product and system sale agreement that are not separately valued from the product and system sold are valued based on those maintenance and support agreements that are separately valued, and recognized over the term of the contract. Revenue from maintenance and support agreements, as well as any technical consulting fees, is deferred and recognized over the term of the agreement or when the services have been rendered and are complete. Revenue from license fees is recognized at time of delivery to our customer, an original equipment manufacturer. We separately allocate and defer revenue recognition on the fair value of support and maintenance services provided as part of the bundled price on the sale of some of our software products.

Software Development Costs: We expense all of our software development costs as incurred, due to uncertainties about the market acceptance of our products and significant risks of rapid and continual changes in available technology that could result in our software products becoming obsolete. We may capitalize such costs in the future as market acceptance of our products becomes determinable.

Valuation of Licenses: We utilize technology in our products, which is licensed from third parties. License payments we make to third parties are stated at cost on our balance sheets. The cost of these licenses is amortized to cost of goods sold as the product incorporating the licensed units is sold or over the term of the underlying license agreement. We review this asset category for impairment and record impairment expense if warranted, based on the number of licensed units sold and the underlying replacement value of the license. We recognized impairment expense of $84,000 in the fiscal quarter ended March 31, 2003 and included this expense in cost of goods sold. We did not incur impairment expense in the fiscal quarter ended March 31, 2004.

Valuation of Deferred Income Taxes. The carrying value of our net deferred tax assets is based on our ability to generate sufficient taxable income in the United States. We are generating operating losses and, therefore, are not a taxpayer, nor are we able to demonstrate when we may be a taxpayer based on future profitability. As a result, we have established reserves $9,800,000 and $9,375,000, at March 31, 2004 and December 31, 2003, respectively, to reduce the carrying value of our deferred tax assets to zero.

Reserves for Doubtful Accounts and Obsolete/Excess Inventory. Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value. Factors we consider in establishing these reserves include economic conditions, customer financial strength, product mix, sales levels and customer acceptance of our products. As a result, we established reserves for doubtful accounts receivable of $30,000 and $31,000 at March 31, 2004 and December 31, 2003, respectively, and reserves for slow moving and obsolete inventories of $137,000 and $119,000 at March 31, 2004 and December 31, 2003, respectively.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2004 and 2003

Total revenue: Net sales of our products and services for the first quarter of 2004 were $1,501,000, compared to $794,000 for the same period of 2003. The increase of $707,000 in net sales for the first quarter of 2004 resulted from (1) a substantial increase in spending by certain financial and governmental customers of Datakey CIP and CMS products, (2) service revenues that we earned from completing a task order as part of a system integration analysis project for a government customer and (3) licensing revenue from an original equipment manufacturer. During the first quarter of 2004, we announced (1) the signing a multi-year sales agreement with a U.S. financial services organization for delivery of Datakey CIP and Datakey CMS authentication solutions, which contributed to revenue in the quarter and is expected to contribute approximately $2.6 million in revenue through 2006 and (2) a new revenue opportunity for adding biometric authentication to a smart ID badge deployment for the U.S. State Department, which contributed to revenue in the quarter and is expected to contribute to revenue during the second half of 2004. Our ability to increase total revenues in subsequent quarters will depend to a large extent on the acceptance of and demand for Datakey Axis, which we introduced in 2003, and the continued improvement in the market for Datakey CIP and CMS. With these factors in mind, we currently expect total revenues in 2004 to increase significantly over 2003 levels because (1) we expect that demand for our PKI enabled products will increase and (2) we anticipate our broader sales and marketing efforts in 2004 to establish a market for Datakey Axis.

We believe that 2004 is unfolding in a positive manner with 95 new customers added during the quarter and our pipeline of sales opportunities continues to grow. We define our pipeline of sales opportunities as the estimated sales value of qualified customer interest in purchasing authentication solutions, which could result in a sale for us or one of our competitors. For the current quarter, we estimate our pipeline at approximately $13.0 million over the next 4 quarters, which is an increase of more than 50% from the fourth quarter of last year. Datakey Axis is an important reason for the growth in our pipeline.

Gross margins: Our gross margins increased to 64% of revenue in the first quarter of 2004 from 24% of revenue in the same period of 2003 principally due to our product sales mix, which consisted of a greater percentage of higher gross margin software products, as well as high margin service and licensing revenues earned during the quarter. In addition, gross margins in the first quarter of 2003 were negatively affected by an $84,000 impairment expense related to a revaluation of certain prepaid licenses. We expect gross margins to vary from quarter to quarter during 2004 depending on the proportion of lower margin hardware products in our product sales mix, but on an annual basis we expect gross margins to be higher than full year 2003 gross margins as revenues from our new product, Datakey Axis, start to comprise a larger percentage of total revenue.

Research and development, engineering and technical support: We incurred research and development, engineering and technical support expense of $497,000, or 33% of revenue, in the first quarter of 2004, compared to $549,000, or 69% of revenue, in the same period of 2003. The decrease of $52,000 in research and development, engineering and technical support expense is primarily due to a reduction in payroll costs associated with a head count reduction that occurred after the first quarter of 2003. We expect research and development, engineering and technical support expense for full-year 2004 to be slightly higher than 2003 due to personnel additions we are planning.

Marketing and sales: We incurred marketing and sales expense of $993,000, or 66% of revenue, in the first quarter of 2004, compared to $776,000, or 98% of revenue, in the same period of 2003. The increase of $217,000 in marketing and sales expense in the first quarter of 2004 is primarily attributable to an increase in commission expense on higher levels of commissionable sales and higher payroll costs associated with head count additions that occurred in the second half of 2003. We expect marketing and sales expense for full-year 2004 to be higher than 2003 due to broader efforts intended to establish and/or grow the market for our authentication solutions.

General and administrative: We incurred general and administrative expense of $423,000, or 28% of revenue, in the first quarter of 2004, compared to $418,000, or 53% of revenue, in the same period of 2003. The nominal increase in general and administrative expense in the first quarter of 2004 resulted from higher professional fees and amortization of debt service costs related to the convertible promissory notes, which were largely offset by lower severance costs attributable to the departure of an officer. We expect general and administrative expense for full-year 2004 to be slightly higher than 2003 due to costs related to the replacement of an officer during the first quarter of 2004 in addition to ongoing obligations to a previous officer.

Interest income (expense), net: We incurred net interest expense of $194,000, or 13% of revenue, in the first quarter of 2004, compared to net interest income of $5,000 in the same period of 2003. Our net interest expense increased by $199,000 in the first quarter of 2004 due to the $2,000,000 convertible promissory notes payable, which were issued on October 17, 2003. In subsequent quarters, interest expense and warrant amortization expense related to the convertible promissory notes will accrue at approximately $200,000 per quarter and is payable on the October 17, 2004 maturity date.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, the issuance of convertible promissory notes and revenues from the sale of our products and services.

Working capital, which is defined as current assets less current liabilities, decreased by $1,112,000 from $1,528,000 at December 31, 2003 to $416,000 at March 31, 2004. Cash decreased by $1,107,000 from $2,702,000 at December 31, 2003 to $1,595,000 at March 31, 2004. We used $1,109,000 of cash to fund operating activities, which closely approximates our net loss for the quarter. The adjustments to reconcile our cash flow from operations consist primarily of an increase in trade receivables due to higher levels of sales late in the quarter, an increase in inventories to support higher levels of sales and an increase in other assets resulting from insurance renewals and contractual commitments to acquire additional licenses, which are more than offset by non cash charges for depreciation and amortization, and higher levels of accrued expenses and deferred revenue. The largest single component of our working capital is the convertible promissory notes payable of $1,672,000 and related accrued interest expense of $91,000, which are classified as current liabilities due to the contractual maturity date of October 17, 2004.

We believe that our cash and cash equivalents, together with expected revenues from operations, will be sufficient to meet our anticipated working capital requirements into the first quarter of 2005. However, we will require additional funds to support our working capital requirements in the fourth quarter of 2004 should the convertible promissory note holders opt not to convert the notes into our common stock or not to extend the maturity of the notes beyond the scheduled maturity date of October 17, 2004. Should the convertible promissory note holders decide not to convert their notes into our common stock during 2004, we will need to raise additional funds through public or private equity financings or from other sources in order to ultimately repay the notes and fund working capital in the future. Even if the convertible promissory note holders convert their notes into our common stock, we will require additional financing in 2005 to fund operations. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

Contractual Cash Obligations

The Company presently has no long-term debt outstanding and its only contractual cash obligations are those from operating lease obligations and the convertible promissory notes payable. Lease obligations for the next three quarters of 2004 total $141,000 and debt and related accrued interest associated with the convertible promissory notes could total $2,200,000 on October 17, 2004. Approximately $93,000 of our total lease obligations of $141,000 relate to our office and warehouse lease, which expires on December 31, 2004.

Backlog

Our customers typically require prompt delivery of our products and as such, our product revenue is generally booked and shipped in the same quarter. However, in the first quarter of 2004, we were unable to ship $226,000 of product due to a shortage of a hardware product required to fulfill the customer’s order. The customer requested that we invoice them for the products even though we do not expect to ship the products until sometime in the second quarter. As a result, we recorded this backlog as deferred revenue in the quarter. Generally, our backlog is not material at any point in time and is not indicative of future revenue. The timing and volume of customer orders are difficult to forecast and are typically made pursuant to standard purchase orders that can be rescheduled, reduced or cancelled prior to shipment without significant penalty.

Factors That Could Affect Future Results

Certain statements made in this Quarterly Report on Form 10-QSB are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-QSB. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company.

Certain forward-looking statements relate to increased revenues based on our belief that users of network services will increase their usage of smart cards and tokens; government agencies and financial service organizations worldwide will continue to implement PKI-based security infrastructures; and our strategic relationships will provide market leverage and higher value solutions to new and existing customers. Such expectations are also supported by the anticipation of adding $2.6 million in revenues through 2006 under a contract with a U.S. financial services organization and revenue from an expected biometric authentication project for the U.S. State Department smart ID badge deployment that would add revenue in the second half of 2004. Our expected pipeline of $13.0 million in sales opportunities over the next four quarters, however, is not guaranteed, and we may not be successful in booking these sales opportunities due to competition from others or due to other market conditions. Other forward-looking statements reflect our specific expectations that research and development, engineering and technical support expenses in 2004 will increase due to planned personnel additions; our marketing and sales expenses in 2004 will increase due to broader efforts intended to establish and/or grow the market for our authentication solutions and increase revenue growth over the next several years; and our general and administrative expenses in 2004 will increase to support the increased marketing efforts as well as resulting from management personnel changes. Due in part to an expected increased demand for the Axis Product, which we expect to carry a higher margin, we expect our gross margins to improve in 2004; and we believe our cash and cash equivalents together with expected revenues from operations should be sufficient to meet anticipated working capital requirements into the first quarter of 2005 (assuming the outstanding convertible debt due in October 2004 is converted to capital stock or the maturity date is extended). Additional factors that may cause actual results to differ from our assumptions and expectations include our sales terms, which allow a customer to cancel an order at anytime prior to shipment of that order without penalty, as well as the factors that follow. All forward-looking statements are qualified by, and should be considered in conjunction with, these cautionary statements.

Our past losses and expected future losses cast doubt on our ability to operate profitably.

The last time we reported net income was for our fiscal year ended December 31, 1995. Since December 31, 1995 and through March 31, 2004, we have incurred losses in the aggregate of $26,338,000. Our ability to improve our operating performance is primarily dependent on a significantly improved market for smart card-based information security products for PKI applications and the successful acceptance and demand of our new product, Datakey Axis, which offers information security and convenience without requiring the use of PKI. We cannot make assurances that our CIP and CMS product offerings will ever find greater acceptance among those enterprises adopting or that have adopted PKI for information security, nor can we make assurances that our Datakey Axis product will receive market acceptance. Our ability to achieve or sustain profitability thereafter is uncertain.

We Rely On Third Parties To Market, Distribute And Sell Our Products And Those Third Parties May Not Perform. Our reseller partners market and sell the products that we develop and distribute. The marketing and sales organizations of our reseller partners may be unsuccessful, or they may assign a lower level of priority to the marketing of our products that is different from our priorities. Further, they may discontinue marketing our products. Our gross margins may fail to grow as expected if one or more of our reseller partners fail to pursue the marketing of our products as planned, or if we are required to incur higher levels of selling expense in an effort to mitigate the impact of such failure by one or more of our reseller partners. We can make no assurances that our strategy to mitigate the failure by one or more of our reseller partners to market our products will be successful.

If We Do Not Enter Into Initial And Extended Maintenance And Support Agreements with Users Of Our Software, Our Revenues And Gross Margins Will Be Lower.

Generally, users of our software solutions pay us to provide them with technical assistance for problems they may encounter with our products during a specified technical support period, which typically is based on a one-year contract. If these users do not extend their maintenance and support agreements past the initial one-year period, or new users do not purchase the initial one-year maintenance and support contract, our revenues and gross margins may fail to grow as expected or may decline.

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

We believe our new Datakey Axis product, which we introduced in 2003, offers significant advantages to our customers. Datakey Axis is substantially less complex and costly than authentication solutions based on PKI technology, while continuing to offer the security and convenience demanded within the market. The product has only recently reached the market and we continue to work toward engaging necessary resellers in North America and Europe. For these reasons and because substantial funds are necessary to effectively market the product, there is no assurance that this product will be accepted by our potential customers or that it will generate a successful financial return. If the introduction of our Datakey Axis product is unsuccessful, our ability to survive would not be certain.

The price of our Common Stock has significantly decreased since January 2003.

The market price of our common stock has decreased over the sixteen months, from a high of $1.92 on January 7, 2003 to a low of $0.57 on December 18, 2003. On March 31, 2004, the last sale price quoted on the OTC Bulletin Board was $0.71 per share. On April 26, 2004, the last sales price quoted on the OTC Bulletin Board was $0.72 per share. The overall decrease over this period is due in part to a decrease in the market for technology related stocks during this time period, the delisting of our common stock by the Nasdaq Stock Market on November 12, 2003 and our decreased revenues and working capital during 2003. Other factors that could adversely affect our stock price include:

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On February 10, 2004, we issued ten-year options to purchase an aggregate of 181,750 shares of common stock at $0.82 per share to seventeen employees, which options vest annually over a two-year period. On February 23, 2004, we granted ten-year options to purchase an aggregate of 425,000 shares of common stock at $0.79 per share to three officers, which options vest annually over a two or three year period. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

     (b) Reports on Form 8-K

A Form 8-K dated February 23, 2004, was filed announcing its 2003 fourth quarter financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2004	Datakey, Inc.

By:	/s/David A. Feste
David A. Feste
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer, duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX TO FORM 10-QSB

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for fiscal year ended December 31, 2002)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-KSB for fiscal year ended December 31, 2002)

4.1	Rights Agreement dated October 26, 2001 between the Company and Wells Fargo Bank, as Rights Agent, including Statement of Designation of Series B Preferred Stock, Summary of Rights to Purchase Shares of Series B Preferred Stock and Form of Rights Certificate included as exhibits (incorporated by reference to Exhibit to the Company’s Registration Statement on Form 8-A, Reg. No. 0-11447)

10.1*	Employment Agreement dated May 1, 2003, between Timothy L. Russell and the Company**

10.2*	Nonqualified stock option agreement between Timothy L. Russell and the Company dated February 23, 2004**

10.3*	Nonqualified stock option agreement between Christopher A. Schwartzbauer and the Company dated February 23, 2004**

10.4*	Nonqualified stock option agreement between David A. Feste and the Company dated February 23, 2004**

10.5*	Lease Extension and Space Reduction Agreement between the Company and Kraus-Anderson, Incorporated dated April 5, 2004

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith.

**	Designates a management contract or compensatory plan or arrangement.