Form 10QSB
period 2004-06-30
DATAKEY INC
filed 2004-08-09
CIK 704914

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes (X) No (   )

APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares outstanding of the issuer’s common equity as of August 2, 2004 is 11,767,254.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Datakey, Inc.

Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)	(see Note)
Assets
Current Assets
Cash and cash equivalents	$1,405,031	$2,702,222
Trade receivables, net	1,482,421	930,183
Inventories	926,745	442,775
Prepaid expenses and other	74,458	68,296

Total current assets	3,888,655	4,143,476

Other Assets
Licenses	443,414	445,739
All other, less accumulated amortization	37,802	80,852

	481,216	526,591

Equipment and Leasehold Improvements, at cost
Tooling, equipment, fixtures and leasehold improvements	1,243,248	1,233,030
Less accumulated depreciation	(1,153,616)	(1,085,555)

	89,632	147,475

Total assets	$4,459,503	$4,817,542

Liabilities and Stockholders’ Equity
Current Liabilities
Notes payable	$1,821,311	$1,522,951
Accounts payable	1,043,024	413,864
Accrued expenses	607,590	371,973
Deferred revenue	634,797	306,324

Total current liabilities	4,106,722	2,615,112

Commitments and Contingencies
Stockholders’ Equity
Convertible preferred stock, voting, liquidation value $2.50 per share; authorized 400,000 shares; issued and outstanding 150,000	375,000	375,000
Common stock, par value $0.05 per share; authorized 20,000,000 shares; issued and outstanding 11,767,254 and 11,732,708	588,363	586,635
Additional paid-in capital	20,648,347	20,621,092
Accumulated deficit	(21,258,929)	(19,380,297)

Total stockholders’ equity	352,781	2,202,430

Total liabilities and stockholders’ equity	$4,459,503	$4,817,542

Note: See Notes to Financial Statements.

Datakey, Inc.

Statements of Operations — Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net sales	$2,124,386	$1,032,692	$3,625,410	$1,827,060
Costs and expenses:
Cost of goods sold	973,315	567,878	1,517,000	1,173,751
Research and development, engineering	506,280	517,246	1,003,082	1,065,804
Marketing and sales	963,839	706,823	1,956,887	1,482,540
General and administrative	214,612	117,079	637,177	535,372

Total costs and expenses	2,658,046	1,909,026	5,114,146	4,257,467

Operating loss	(533,660)	(876,334)	(1,488,736)	(2,430,407)
Interest income (expense), net	(195,884)	3,859	(389,894)	8,856

Loss from operations before income taxes	(729,544)	(872,475)	(1,878,630)	(2,421,551)
Income tax expense	—	—	—	—

Net loss	$(729,544)	$(872,475)	$(1,878,630)	$(2,421,551)

Loss per share:
Basic and diluted loss per share	$(0.06)	$(0.09)	$(.16)	$(0.24)

Weighted-average common shares:
Basic and diluted	11,767,254	10,125,261	11,763,838	10,119,945

See Notes to Financial Statements.

Datakey, Inc.

Statements of Cash Flows — Unaudited

	For the Six Months Ended
	March 31,
	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,878,630)	$(2,421,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,417	90,450
Amortization	344,840	15,356
Warrant expense	8,600	—
Changes in operating assets and liabilities:
Trade receivable	(552,238)	771,772
Inventories	(483,970)	421,474
Prepaid expenses and licenses	(3,837)	(163,862)
Accounts payable	629,160	(250,126)
Accrued expenses	235,617	(59,986)
Deferred revenue	328,473	63,574

Net cash used in operating activities	(1,293,568)	(1,532,899)

Cash Flows from Investing Activities
Purchases of equipment	(20,574)	(16,724)
Increase in patents	(3,430)	—

Net cash used in investing activities	(24,004)	(16,724)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	20,381	50,969

Net cash provided by financing activities	20,381	50,969

Decrease in cash and cash equivalents	(1,297,191)	(1,498,654)
Cash and Cash Equivalents
Beginning	2,702,222	2,562,611

Ending	$1,405,031	$1,063,957

See Notes to Financial Statements.

DATAKEY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS

Datakey, Inc. develops and markets software products that are designed to simplify and strengthen user authentication for the information security market. The Company also distributes smart cards, tokens and readers for use with its line of access and identity software solutions.

Note 2. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Datakey’s financial position as of June 30, 2004, and December 31, 2003, and results of its operations and cash flows for the three-month and six-month periods ended June 30, 2004, and June 30, 2003. The adjustments that have been made are of a normal recurring nature.

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

Note 3.STOCK BASED COMPENSATION

The Company regularly grants options to its employees under various plans. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost has been recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. No compensation expense was recorded for employee grants for the three-month and six-month periods ended June 30, 2004 and June 30, 2003. The Company also periodically grants options and warrants to non-employees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values. For the three month period ended June 30, 2004, the Company recognized expense of $8,600 from the issuance of warrants.

Had compensation cost for all of the stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss, as reported	$(729,544)	$(872,475)	$(1,878,630)	$(2,421,551)
Deduct total stock-based employee compensation expense determined under the fair value-based method for all awards	(125,285)	(177,176)	(270,958)	(350,482)

Net loss, pro forma	$(854,829)	$(1,049,651)	$(2,149,588)	$(2,772,033)
Basic and diluted loss per share, as reported	$(0.06)	$(0.09)	$(0.16)	$(0.24)
Basic and diluted loss per share, pro forma	$(0.07)	$(0.10)	$(0.18)	$(0.27)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net loss or net loss per common share for future years because options vest over several years and additional awards generally are made each year.

Note 4. CORPORATE LIQUIDITY

The Company anticipates that its working capital, including cash of $1.4 million, will provide sufficient liquidity to fund 2004 operations, provided the maturity date of a $2,000,000 convertible promissory note is extended from October 17, 2004 into 2005. The Company believes the secured convertible promissory note holders are likely to approve a short-term extension of the maturity date of the convertible promissory note, but it expects such an extension could result in significant additional dilution to current shareholders. To date, the Company has not agreed to terms that would result in a conversion or an extension of the maturity date of the notes. If the Company does not agree to terms for an extension of the maturity date of the secured convertible promissory notes and is unsuccessful in obtaining additional new financing by October 17, 2004, the Company will be unable to repay the secured convertible promissory note holders and would be in default. In the event of a default, the secured convertible promissory note holders have a first security interest in substantially all of the Company’s assets and may take legal action to collect amounts due under the notes, which could include the sale of the Company’s intellectual property and inventories, assignment and collection of accounts receivable and/or the commencement of an involuntary liquidation of the Company. The Company is exploring other sources of funding from accredited investors who have expressed an interest in the Company, but it does not have any binding commitments for such funding at this time. The Company cannot be certain that additional financing will be available on favorable terms, or at all. Even if the Company is successful in obtaining new financing or term extensions of the existing notes payable, it is believed substantial additional dilution to current shareholders will be the likely result.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition or plan of operation should be read together with our financial statements and related notes appearing in the 2003 Datakey, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2003. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Factors That Could Affect Future Results” and elsewhere in this report on Form 10-QSB.

Overview

We develop, manufacture and market products and services based on our technologies for the information and security market. For information security solutions based on PKI, our product and service offerings include Datakey CIP and CMS; and for 2-factor authentication solutions supporting PKI, password and other authentication methods, our product and service offering is Datakey Axis. Both product lines may use either or both our 330 smart card and iKey USB token. We are currently developing improvements to our Axis and CIP product offerings, which are expected to add greater functionality of features and extend its compatibility with non-Windows based operating systems. We operate within a single business segment, the information security market. Our revenue is reported as a single component, which is comprised of four elements, including (1) net sales of hardware products manufactured for us by third parties, (2) software products developed or licensed by us and reproduced by third parties, (3) product support and maintenance service fees we have earned from end users of our products, and (4) license fees paid by an original equipment manufacturer on the use of our smart card and token-based operating system that they incorporate into their products.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue	100%	100%	100%	100%
Cost of goods sold	46	55	42	64

Gross margin	54	45	58	36

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Cost and Expenses:
Research and development, engineering	24	50	28	58
Marketing and sales	45	68	54	81
General and administrative	10	11	17	29

Total cost and expenses	79	129	99	168

Operating loss	(25)	(84)	(41)	(132)
Interest income (expense), net	(9)	—	(11)	—

Loss before income taxes	(34)	(84)	(52)	(132)
Income taxes	—	—	—	—

Net loss	(34)%	(84)%	(52)%	(132)%

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

Revenue Recognition: We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition in Financial Statements.” SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. In addition, SAB 104 requires that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The Company also applies the provisions of Statement of Position 97-2 and related guidance. Revenue from products and systems sold is recognized upon shipment to the customer as we have no future obligation for support, upgrades or other services. Revenue from maintenance and support obligations under a product and system sale agreement that are not separately valued from the product and system sold are valued based on those maintenance and support agreements that are separately valued, and recognized over the term of the contract. Revenue from maintenance and support agreements, as well as any technical consulting fees, is deferred and recognized over the term of the agreement or when the services have been rendered and are complete. Revenue from license fees is recognized at time of delivery to our customer, an original equipment manufacturer. We separately allocate and defer revenue recognition on the fair value of support and maintenance services provided as part of the bundled price on the sale of some of our software products.

Software Development Costs: We expense all of our software development costs as incurred, due to uncertainties about the market acceptance of our products and significant risks of rapid and continual changes in available technology that could result in our software products becoming obsolete. We may capitalize such costs in the future as market acceptance of our products becomes determinable.

Valuation of Licenses: We utilize technology in our products, which is licensed from third parties. License payments we make to third parties are stated at cost on our balance sheets. The cost of these licenses is amortized to cost of goods sold as the product incorporating the licensed units is sold or over the term of the underlying license agreement. We review this asset category for impairment and record impairment expense if warranted, based on the number of licensed units sold and the underlying replacement value of the license. We recognized impairment expense of $84,000 in the six-month period ended 2003 and included this expense in cost of goods sold. We did not incur impairment expense in the three or six-month periods ended June 30, 2004.

Valuation of Deferred Income Taxes. The carrying value of our net deferred tax assets is based on our ability to generate sufficient taxable income in the United States. We are generating operating losses and, therefore, are not a taxpayer, nor are we able to demonstrate when we may be a taxpayer based on future profitability. As a result, we have established reserves $10,060,000 and $9,375,000, at June 30, 2004 and December 31, 2003, respectively, to reduce the carrying value of our deferred tax assets to zero.

Reserves for Doubtful Accounts and Obsolete/Excess Inventory. Based on our judgment, we review our accounts receivable and inventory to establish reserves that adjust the carrying value to the estimated net realizable value. Factors we consider in establishing these reserves include economic conditions, customer financial strength, product mix, sales levels and customer acceptance of our products. As a result, we established reserves for doubtful accounts receivable of $31,000 and $31,000 at June 30, 2004 and December 31, 2003, respectively, and reserves for slow moving and obsolete inventories of $129,000 and $119,000 at June 30, 2004 and December 31, 2003, respectively.

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2004 and 2003

Total revenue: Net sales of our products and services for the three and six-month periods of 2004 were $2,124,000 and $3,625,000, respectively, compared to $1,033,000 and $1,827,000, respectively, for the comparable periods of 2003. The increase in net sales of $1,091,000 and $1,798,000, respectively, resulted from (1) a substantial increase in spending by certain financial and governmental customers of Datakey CIP and CMS products, (2) service and hardware revenues related to a biometric authentication solution for a project commissioned by the U.S. State Department and (3) licensing revenue from an original equipment manufacturer. During 2004, we announced (1) the signing of a multi-year sales agreement with a U.S. financial services organization for delivery of Datakey CIP and Datakey CMS authentication solutions, which contributed more than $400,000 to revenue in the six-month period ended June 30, 2004, and is expected to contribute approximately $2.4 million of additional revenue over several quarters beginning in the second quarter of 2005, (2) a project to add biometric authentication to a smart ID badge deployment for the U.S. State Department, which has contributed approximately $1.0 million to revenue in the six-month period ended June 30, 2004, and is expected to contribute additional revenue in subsequent quarters, and (3) our first four important Datakey Axis deployments. Our ability to increase total revenues in subsequent quarters will depend to a large extent on the acceptance of and demand for Datakey Axis, which we introduced in 2003, and the continued improvement in the market for Datakey CIP and CMS. With these factors in mind, we currently expect total revenues in 2004 to increase significantly over 2003 levels because (1) we expect that demand for our PKI enabled products will increase and (2) we anticipate our broader sales and marketing efforts in 2004 to establish a market for Datakey Axis.

We believe that 2004 is unfolding in a positive manner with 178 new customers added during the first half of this year, coupled with the continued growth in our pipeline of sales opportunities. We define our pipeline of sales opportunities as the estimated sales value of qualified customer interest in purchasing authentication solutions, which could result in a sale for us or one of our competitors. For the current quarter, we estimate our pipeline at approximately $16.0 million over the next four quarters, which is an increase of more than 88% from the fourth quarter of last year. Datakey Axis is an important reason for the growth in our pipeline.

Gross margins: For the three and six-month periods of 2004, product gross margins were 54% and 58%, respectively, compared to 45% and 36% of revenue for the comparable periods of 2003. Gross margin percentages increased by 9 and 22 percentage points, respectively, principally because of a greater percentage of higher gross margin software products in the sales mix, as well as high margin service and licensing revenues that were earned during these periods. In addition, gross margins in the first six months of 2003 were negatively affected by an $84,000 impairment expense related to a revaluation of certain prepaid licenses. Our gross margin percentage in the second quarter of 2004 was ten percentage points lower than our gross margin percentage in the first quarter of 2004 because of a higher level of lower margin hardware products in the sales mix. We expect gross margins to vary from quarter to quarter during 2004 depending on the proportion of lower margin hardware products in our product sales mix, but on an annual basis we expect gross margins to be higher than full year 2003 gross margins as revenues from our new product, Datakey Axis, start to comprise a larger percentage of total revenue.

Research and development, engineering and technical support: For the three and six-month periods of 2004, we incurred research and development, engineering and technical support expense of $506,000 (24% of revenue) and $1,003,000 (28% of revenue), respectively, compared to $517,000 (50% of revenue) and $1,066,000 (58% of revenue), respectively, for the comparable periods of 2003. Research and development, engineering and technical support expense decreased by $11,000 and $63,000, respectively, primarily because of a reduction in payroll costs associated with a head count reduction that occurred late in the first half of 2003. We expect research and development, engineering and technical support expense for full-year 2004 to be higher than 2003 due to personnel additions we are planning in the second half of 2004.

Marketing and sales: For the three and six-month periods of 2004, we incurred marketing and sales expense of $964,000 (45% of revenue) and $1,957,000 (54% of revenue), respectively, compared to $707,000 (68% of revenue) and $1,483,000 (81% of revenue), respectively, for the comparable periods of 2003. Marketing and sales expense increased by $257,000 and $474,000, respectively, primarily because of an increase in commission expense on higher levels of commissionable sales and higher payroll costs associated with head count additions that occurred in the second half of 2003. We expect marketing and sales expense for full-year 2004 to be higher than 2003 due to broader efforts intended to establish and/or grow the market for our authentication solutions.

General and administrative: For the three and six-month periods of 2004, we incurred general and administrative expense of $215,000 (10% of revenue) and $637,000 (17% of revenue), respectively, compared to $117,000 (11% of revenue) and $535,000 (29% of revenue), respectively, for the comparable periods of 2003. General and administrative expense increased by $98,000 and $102,000, respectively, primarily because of higher professional and consulting fees which were partly offset by lower severance costs. We expect general and administrative expense for full-year 2004 to be higher than 2003 due to costs related to the replacement of an officer during the first quarter of 2004 and for higher professional and consulting fees.

Interest income (expense), net: For the three and six-month periods of 2004, we incurred net interest expense of $196,000 (9% of revenue) and $390,000 (11% of revenue), respectively, compared to net interest income of $4,000 and $9,000, respectively, for the comparable periods of 2003. Net interest expense increased by $200,000 and $399,000, respectively, because of the $2,000,000 convertible promissory notes payable, which were issued on October 17, 2003. In subsequent quarters, interest expense and warrant amortization expense related to the convertible promissory notes will accrue at approximately $200,000 per quarter and is payable on the October 17, 2004 maturity date.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, the issuance of convertible promissory notes and revenues from the sale of our products and services.

Working capital, which is defined as current assets less current liabilities, decreased by $1,746,000 from $1,528,000 at December 31, 2003 to $(218,000) at June 30, 2004. Cash decreased by $1,297,000 from $2,702,000 at December 31, 2003 to $1,405,000 at June 30, 2004. We used $1,302,000 of cash to fund operating activities. The adjustments to reconcile our cash flow from operations consist primarily of an increase in trade receivables due to higher levels of sales and an increase in inventories to support higher levels of sales, which are more than offset by non cash charges for depreciation and amortization, higher levels of accounts payable due to our decision to stretch payment terms on selected vendors, and higher levels of accrued expenses and deferred revenue. The largest single component of our working capital is the convertible promissory notes payable of $1,821,000 and related accrued interest expense of $141,000, which are classified as current liabilities due to the contractual maturity date of October 17, 2004.

We believe our cash and cash equivalents together with expected revenues from operations should be sufficient to meet anticipated working capital requirements into the first quarter of 2005, provided the maturity date of the outstanding secured convertible debt is extended to at least March 31, 2005. We have met with representatives of the Company’s secured convertible promissory note holders to negotiate terms that would result in either the conversion of the notes to preferred stock or an extension of the October 17, 2004 maturity date. To date, we have not agreed to terms that would result in a conversion or an extension of the maturity date of the notes. However, we believe the Company’s secured convertible promissory note holders are likely to approve a short-term extension of the maturity date of the convertible promissory note, but we expect such an extension would likely result in significant additional dilution to current shareholders. If we do not agree to terms for an extension of the maturity date of the secured convertible promissory notes and we are unsuccessful in obtaining additional new financing by October 17, 2004, the Company will be unable to repay the secured convertible promissory note holders and would be in default. In the event of a default, the secured convertible promissory note holders have a first security interest in substantially all of the Company’s assets and may take legal action to collect amounts due under the notes, which could include the sale of the Company’s intellectual property and inventories, assignment and collection of accounts receivable and/or the commencement of an involuntary liquidation of the Company. We are exploring other sources of funding from accredited investors who have expressed an interest in the Company, but we do not have any binding commitments for such funding at this time. We cannot be certain that additional financing will be available on terms favorable to us, or at all. Even if we are successful in obtaining new financing or term extensions of the existing notes payable, we believe substantial additional dilution to current shareholders will be the likely result.

Contractual Cash Obligations

The Company presently has no long-term debt outstanding and its only contractual cash obligations are those from operating lease obligations and the convertible promissory notes payable. Lease obligations for the next two quarters of 2004 total $72,000 and debt and related accrued interest associated with the convertible promissory notes could total $2,200,000 on October 17, 2004. Approximately $45,000 of our total lease obligations of $72,000 relate to our office and warehouse lease, which expires on December 31, 2004.

Backlog

Our customers typically require prompt delivery of our products and as such, our product revenue is generally booked and shipped in the same quarter. However, in the first quarter of 2004, we were unable to ship $226,000 of product due to a shortage of a hardware product required to fulfill the customer’s order. We received and shipped the hardware products in the second quarter of 2004 and fulfilled this customer’s order in full. Generally, our backlog is not material at any point in time and is not indicative of future revenue. The timing and volume of customer orders are difficult to forecast and are typically made pursuant to standard purchase orders that can be rescheduled, reduced or cancelled prior to shipment without significant penalty.

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

Certain forward-looking statements relate to increased revenues based on our belief that users of network services will increase their usage of smart cards and tokens; government agencies and financial service organizations worldwide will continue to implement PKI-based security infrastructures; and our strategic relationships will provide market leverage and higher value solutions to new and existing customers. Such expectations are also supported by a contract with a U.S. financial services organization that anticipates adding approximately $2.4 million in revenues over several quarters, beginning in the second quarter of 2005; and additional revenues from a biometric authentication project for the U.S. State Department smart ID badge deployment that has already contributed approximately $1.0 million to revenue in the six-month period ended June 30, 2004, and is expected to contribute additional revenue in subsequent quarters. Our expected pipeline of $16.0 million in sales opportunities over the next four quarters, however, is not guaranteed, and we may not be successful in booking these sales opportunities due to competition from others or due to other market conditions. Other forward-looking statements reflect our specific expectations that research and development, engineering and technical support expenses in 2004 will increase due to planned personnel additions; our marketing and sales expenses in 2004 will increase due to broader efforts intended to establish and/or grow the market for our authentication solutions and increase revenue growth over the next several years; and our general and administrative expenses in 2004 will increase to support the increased marketing efforts as well as resulting from management personnel changes. Due in part to an expected increased demand for the Axis Product, which we expect to carry a higher margin, we expect our gross margins to improve in 2004; and we believe our cash and cash equivalents together with expected revenues from operations should be sufficient to meet anticipated working capital requirements into the first quarter of 2005 provided the maturity date of the outstanding secured convertible debt is extended to at least March 31, 2005. However, if we do not agree to terms for an extension of the maturity date of the secured convertible debt and we are unsuccessful in obtaining additional new financing by October 17, 2004, our cash and cash equivalents together with expected revenues from operations will not be sufficient to repay the outstanding convertible debt, and we will be in default. Additional factors that may cause actual results to differ from our assumptions and expectations include our sales terms, which allow a customer to cancel an order at anytime prior to shipment of that order without penalty; our past losses and expected future losses cast doubt on our ability to operate profitably; we rely on third parties to market, distribute and sell our products and those third parties may not perform; if we do not enter into initial and extended maintenance and support agreements with users of our software, our revenues and gross margins will be lower; raising the required capital to conduct our operations and develop our products is time critical; our common stock is traded on the OTC Bulletin Board, which may affect its market price and liquidity; success of our new product, Datakey Axis, depends on commercial acceptance and demand; the price of our Common Stock has significantly decreased since January 2003; we face the risks related to rapid technological change; we face significant price competition; our success is highly dependent on our ability to retain our management team and technical expertise; and we may not be able to adequately enforce or protect our intellectual property rights or to protect ourselves against infringement claims by others. All forward-looking statements are qualified by, and should be considered in conjunction with, such cautionary statements.

Our past losses and expected future losses cast doubt on our ability to operate profitably.

The last twelve month period that we reported net income was for our fiscal year ended December 31, 1995. Since December 31, 1995 and through June 30, 2004, we have accumulated losses in the aggregate of $27,068,000. Our ability to improve our operating performance is primarily dependent on a significantly improved market for smart card-based information security products for PKI applications and the successful acceptance and demand of our new product, Datakey Axis, which offers information security and convenience without requiring the use of PKI. We cannot make assurances that our CIP and CMS product offerings will ever find greater acceptance among those enterprises adopting or that have adopted PKI for information security, nor can we make assurances that our Datakey Axis product will receive market acceptance. Our ability to achieve or sustain profitability thereafter is uncertain.

We Rely On Third Parties To Market, Distribute And Sell Our Products And Those Third Parties May Not Perform.

Our reseller partners market and sell the products that we develop and distribute. The marketing and sales organizations of our reseller partners may be unsuccessful, or they may assign a lower level of priority to the marketing of our products than we would like. Further, they may discontinue marketing our products. Our gross margins may fail to grow as expected if one or more of our reseller partners fail to pursue the marketing of our products as planned, or if we are required to incur higher levels of selling expense in an effort to mitigate the impact of such failure by one or more of our reseller partners. We can make no assurances that our strategy to mitigate the failure by one or more of our reseller partners to market our products will be successful.

If We Do Not Enter Into Initial And Extended Maintenance And Support Agreements with Users Of Our Software, Our Revenues And Gross Margins Will Be Lower.

Generally, users of our software solutions pay us to provide them with technical assistance for problems they may encounter with our products during a specified technical support period, which typically is based on a one-year contract. If these users do not extend their maintenance and support agreements past the initial one-year period, or new users do not purchase the initial one-year maintenance and support contract, our revenues and gross margins will likely fail to grow as expected or may decline.

Raising the required capital to pay off existing notes, or extending the due date is time critical.

See “Liquidity and Capital Resources”

Our Common Stock is traded on the OTC Bulletin Board, which may affect its market price and liquidity.

Our common stock began trading on the OTC Bulletin Board as of the open of business on November 13, 2003. Because our common stock now trades on the OTC Bulletin Board, trading may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of Datakey. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

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

We believe our new Datakey Axis product, which we introduced in 2003, offers significant advantages to our customers. Datakey Axis is substantially less complex and costly than authentication solutions based on PKI technology, while continuing to offer the security and convenience demanded within the market. The product has only recently reached the market and we continue to work toward engaging necessary resellers in North America and Europe. For these reasons and because substantial funds are necessary to effectively market the product, there is no assurance that this product will be accepted by our potential customers or that it will generate a successful financial return. If the Datakey Axis product is unsuccessful, our ability to survive would not be certain.

The price of our Common Stock has significantly decreased since January 2003.

The market price of our common stock has decreased over the last nineteen months, from a high of $1.92 on January 7, 2003 to a low of $0.40 on July 16, 2004. The overall decrease over this period is due in part to a decrease in the market for certain technology related stocks during this time period, the delisting of our common stock by the Nasdaq Stock Market on November 12, 2003 and our working capital position during 2004. Other factors that could adversely affect our stock price include:

•	unavailability of alternative future sources of financing and the anticipated dilution to current shareholders if financing or an extension is obtained;

•	fluctuations in our operating results;

•	announcements of technological collaborations, innovations or new products by us or our competitors;

•	developments in patent or other proprietary rights owned by us or others;

•	litigation;

•	decisions by our strategic partners relating to the products incorporating our technologies; and

•	general market conditions.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On June 17, 2004, we issued a five-year warrant with an effective issuance date of September 3, 2003 to purchase 50,000 shares of common stock at $0.70 per share to a financial advisor. The Company relied upon the exemption in Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company held its Annual Meeting on Wednesday, May 26, 2004.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominee as listed in the Company’s proxy statement, and that nominee was elected.

By 10,520,508 votes in favor, with 366,460 votes opposed, and 8,475 votes abstaining, the shareholders set the number of directors at four (4).

The shareholders elected the nominee named below as a Class III Director, to serve a three-year term, pursuant to the following votes:

	Votes Cast for
Nominee	the Director	Votes Withheld
Terrence W. Glarner	10,785,058	110,385

The terms of Eugene Courtney, Thomas King, and Timothy Russell, as directors of the Company, continued after the meeting.

The shareholders also ratified the appointment of McGladrey and Pullen, LLP, as independent auditors for the Company, for the fiscal year ending December 31, 2004, by 10,839,228 votes in favor, with 46,165 votes opposed, and 10,050 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

     (b) Reports on Form 8-K

A Form 8-K dated April 29, 2004, was filed announcing its 2004 first quarter financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2004	Datakey, Inc.

	By:	/s/David A. Feste

David A. Feste
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer,
duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX TO FORM 10-QSB

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Form 10-KSB for fiscal year ended December 31, 2002)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-KSB for fiscal year ended December 31, 2002)

4.1	Rights Agreement dated October 26, 2001 between the Company and Wells Fargo Bank, as Rights Agent, including Statement of Designation of Series B Preferred Stock, Summary of Rights to Purchase Shares of Series B Preferred Stock and Form of Rights Certificate included as exhibits (incorporated by reference to Exhibit to the Company’s Registration Statement on Form 8-A, Reg. No. 0-11447)

10.1*	Employment Agreement dated August 1, 2004, between David A. Feste and the Company**

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed herewith.

**Designates a management contract or compensatory plan or arrangement.